Form 10QSB
period 2005-09-30
iVoice Technology, Inc.
filed 2005-11-10
CIK 1307969

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION

          Item 1. Condensed Financial Statements (Unaudited)

                  Balance Sheet - September 30, 2005                         2

                  Statements of Operations -
                  For the nine months and three months ended
                  September 30, 2005 and 2004                                3

                  Statements of Cash Flow -
                  For the nine months ended September 30, 2005 and 2004      4

                  Notes to Condensed Financial Statements                   5-13

          Item 2. Management's Discussion and Analysis of
                  Financial Condition or Plan of Operation                 14-20

          Item 3. Controls and Procedures                                   21

PART II. OTHER INFORMATION

          Item 6. Exhibits                                                  21

                                IVOICE TECHNOLOGY, INC
                         CONDENSED BALANCE SHEET (UNAUDITED)
                                  SEPTEMBER 30, 2005


                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                           $  312,770
Accounts receivable                                                     13,085
Prepaid expenses                                                         6,521
                                                                    ----------
      Total current assets                                             332,376
                                                                    ----------

PROPERTY AND EQUIPMENT,
      net of accumulated depreciation of  $492                           1,850
                                                                    ----------

TOTAL ASSETS                                                        $  334,226
                                                                    ==========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses                               $  233,069
Due to related parties                                                  83,245
Deferred maintenance contracts                                           8,844
Notes payable to related parties                                       190,000
Notes Payable                                                          700,000
                                                                    ----------

      Total current liabilities                                      1,215,158
                                                                    ----------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
      no shares issued and outstanding                                     --
Common stock:
  Class A - no par value; authorized 10,000,000,000 shares;                --
      10,013,984 shares issued and outstanding
  Class B - $.01 par value; authorized 50,000,000 shares;                  --
      no shares issued and outstanding
  Class C - $.01 par value; authorized 20,000,000 shares;                  --
      no shares issued and outstanding
Additional paid in capital                                           7,103,731
Accumulated deficit                                                 (7,984,663)
                                                                    ----------
      Total stockholders' deficit                                     (880,932)
                                                                    ----------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                            $ 334,226
                                                                    ==========

              The accompanying notes are an integral part of these
                         condensed financial statements

                             IVOICE TECHNOLOGY, INC
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                       For the Nine Months Ended       For the Three Months Ended
                                                             September 30                     September 30
                                                      ---------------------------      ---------------------------
                                                          2005           2004              2005           2004
                                                      ------------   ------------      ------------   ------------
SALES, net                                            $     94,756   $    177,484      $     23,918   $     46,478

COST OF SALES                                                  738         59,263              --            6,445
                                                      ------------   ------------      ------------   ------------

GROSS PROFIT                                                94,018        118,221            23,918         40,033
                                                      ------------   ------------      ------------   ------------

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

   Selling and marketing expenses                           30,135         51,979             5,500         11,779
   General and administrative expenses                     413,102        554,786           239,131         92,283
   Research and development expenses                        30,000         50,787            30,000          9,573
   Depreciation and amortization                               469         36,258               422         12,086
                                                      ------------   ------------      ------------   ------------
Total selling general and administrative expenses          473,706        693,810           275,053        125,721
                                                      ------------   ------------      ------------   ------------

LOSS FROM OPERATIONS                                      (379,688)      (575,589)         (251,135)       (85,688)
                                                      ------------   ------------      ------------   ------------

OTHER INCOME \ ( EXPENSE)
   Other income\allocated expenses                           3,383        101,128             1,644         40,178
   Interest expense                                        (56,449)       (26,321)          (40,090)       (15,571)
   Write off of financing costs                            (14,000)      (794,555)             --           93,591
                                                      ------------   ------------      ------------   ------------
Total other income \ (expense)                             (67,066)      (719,748)          (38,446)       118,198
                                                      ------------   ------------      ------------   ------------

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES         (446,754)    (1,295,337)         (289,581)        32,510

PROVISION FOR INCOME TAXES                                    --             --                --             --
                                                      ------------   ------------      ------------   ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES         $   (446,754)  $ (1,295,337)     $   (289,581)  $     32,510
                                                      ============   ============      ============   ============

NET INCOME (LOSS) PER COMMON SHARE
   Basic and diluted                                  $      (0.04)  $      (0.13)     $      (0.03)          0.00
                                                      ============   ============      ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic and diluted                                    10,013,984     10,013,984        10,013,984     10,013,984
                                                      ============   ============      ============   ============

              The accompanying notes are an integral part of these
                         condensed financial statements

                             IVOICE TECHNOLOGY, INC
                  CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                       For the Nine Months Ended
                                                                              September 30
                                                                       -------------------------
                                                                           2005          2004
                                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $  (446,754)  $(1,295,337)
   Adjustments to reconcile net loss to net cash (used in)
   operating activities
   Depreciation                                                                469        36,258

   Changes in certain assets and liabilities:
   Decrease in accounts receivable                                          18,648          --
   Increase in prepaid expenses                                             (6,522)         --
   Increase (decrease) in accounts payable and accrued liabilities         202,464       (46,427)
   Increase in due to related parties                                       83,245          --
   Decrease in deferred maintenance contracts                              (24,297)         --
                                                                       -----------   -----------

      Total cash (used in) operating activities                           (172,747)   (1,305,506)
                                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from sales of convertible debentures                       140,000       280,000
   Net Investment (return of capital) by iVoice Inc.                        (1,082)    1,161,216
   Paid in capital                                                            --          70,000
                                                                       -----------   -----------
      Total cash provided by financing activities                          138,918     1,511,216
                                                                       -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (33,829)      205,710

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            346,599          --
                                                                       -----------   -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $   312,770   $   205,710
                                                                       ===========   ===========

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                    $    40,090   $    78,020
                                                                       ===========   ===========
   Income taxes                                                        $      --     $      --
                                                                       ===========   ===========

              The accompanying notes are an integral part of these
                         condensed financial statements

                             IVOICE TECHNOLOGY, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NOTE 1 - BACKGROUND

     The unaudited interim financial statements included herein have been prepared by iVoice Technology, Inc. ("iVoice Technology" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto filed with Form SB-2 previously filed with the SEC. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later that year.

     The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

     iVoice Technology was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology, Inc., a Nevada corporation and affiliate of the Company. When we refer to or describe any agreement, contract or other written instrument of the Company in these notes, we may also be referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology Nevada and thereafter assigned to the Company.

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

     In conjunction with the Spin-off, iVoice Technology entered into a temporary administrative service agreement with iVoice. iVoice presently continues to provide administrative services to the Company on a

                             IVOICE TECHNOLOGY, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

month to month basis until the company is able to replace the services provided by iVoice.

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

     The Company reclassified certain amounts for the nine months ended September 30, 2004 to conform to the presentation of the September 30, 2005 amounts. The reclassifications have no effect on net income for the nine months ended September 30, 2004


NOTE 2 - BUSINESS OPERATIONS

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

     As of September 30, 2005, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the

                             IVOICE TECHNOLOGY, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

     The accompanying financial statements up thru August 4, 2005, have been derived from the consolidated financial statements and accounting records of iVoice, Inc, a publicly traded company, using the historical results of operations and historical basis of assets and liabilities of the Company's Interactive Voice Response business. Management believes the assumptions underlying the financial statements are reasonable. However, the financial statements included herein may not necessarily reflect the Company's results of operations, financial position, and cash flows in the future or what its results of operations, financial position and cash flows would have had the Company been a stand-alone company during the periods presented.

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

c) Revenue Recognition

     The Company derives its revenues from the licensing of its software product and optional customer support (maintenance) service. The Company's standard license agreement provides for a one-time fee for use of the Company's product in perpetuity for each computer or CPU in which the software will reside. The Company's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed and is considered the warranty period. The software maintenance and support agreement provides free software updates, if any, and technical support the

                             IVOICE TECHNOLOGY, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services that are sold separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer's option upon the completion of the first year licensed.

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

d) Product Warranties

     The Company estimates its warranty costs based on historical warranty claims experience in estimating potential warranty claims. Due to the limited sales of the Company's products, management has determined that warranty costs are immaterial and has not included an accrual for potential warranty claims. Presently, costs related to warranty coverage are expensed as incurred. All warranty claims are reviewed quarterly to verify that warranty liabilities properly reflect any remaining obligation based on the anticipated expenditures over the balance of the obligation period.

e) Research and development costs

     Research and development costs will be charged to operations as incurred.

f) Inventory

     Inventory, consisting primarily of system components such as computer components, voice cards, and monitors, is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

g) Income Taxes

     The Company accounts for income taxes under the Statement of Financial Accounting Standards Board ("FASB") No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109,

                             IVOICE TECHNOLOGY, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

h) Organization Costs

     Organization costs consist primarily of professional and filing fees relating to the formation of the Company. These costs have been expensed.

i) (Loss) Per Share

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

                         For the nine months ended    For the three months ended
                          September     September      September     September
                           30, 2005      30, 2004       30, 2005      30, 2004
                          ---------    ----------      ---------     ---------
Pro Forma Basis and
 diluted purposes        10,013,984    10,013,984     10,013,984    10,013,984

k) Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities, As of September 30, 2005 and 2004, the Company has no items that represent comprehensive income, and thus, has not included a statement of comprehensive income.

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

                             IVOICE TECHNOLOGY, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

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

     On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 5 - INTANGIBLE ASSETS

     Intangible assets consist of software source codes originally purchased by iVoice for $454,000 in May 1999. The asset is reflected at its original cost net of accumulated amortization of $454,000, from the date acquired by iVoice. The asset was amortized over a 5-year period.

NOTE 6 - RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 2004 iVoice allocated operating costs of $1,163,634 to iVoice Technology. These allocations are reflected in the selling, general and administrative, cost of revenue, research and development, and other income (expense) line items in our statements of operations. The general corporate expense allocation is primarily for cash management, selling expense, legal, accounting, tax, insurance, public relations, advertising, transfer agents, and human resources. The amortization of the Interactive Voice Response software has been reflected as cost of sales. Other general

                             IVOICE TECHNOLOGY, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

categories of operating expense, as well as other income and expense, have been allocated to iVoice Technology by iVoice based upon a ratio of revenue of the Interactive Voice Response software over total iVoice revenue for the applicable periods. Management believes the costs of these services charged are a reasonable representation of the costs that would have been incurred if iVoice Technology had performed these functions as a stand-alone company.

     In conjunction with the Spin-off, iVoice Technology has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month to month basis until iVoice Technology has found replacement services for those services being provided by iVoice or can provide these services for itself.

NOTE 7 - INCOME TAXES

     The reconciliation of the effective income tax rate to the Federal Statutory rate is as follows:

     Federal Income Tax Rate                               (34.0)%
     Deferred Tax charge (Credit)                            0.0 %
     Effect on Valuation Allowance                          38.1 %
     State Income Tax, Net of Federal Benefits              (4.1)%
     Effective Income Tax Rate                               0.0 %

     Prior to the Spin-off, the Company was included as part of iVoice's consolidated federal income tax return. The Company has provided for a 100% allowance of its deferred tax assets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     As discussed in Note 3, the Company has entered into a subscription agreement with certain purchasers for the sale of $560,000 in convertible debentures. Additionally, the Company had entered into a Standby Equity Distribution Agreement (the "SEDA") whereby the Company, at their discretion, may periodically sell to an investor, shares of Class A Common Stock to raise capital to fund its working capital needs. These transactions will require the Company to register its common stock under Section 12(g) of the Securities Exchange Act of 1934 and subsequently register for resale a number of shares to facilitate these financial transactions. On February 28, 2005, the SEDA was terminated.

     On February 28, 2005, convertible debentures equal in principal to $560,000 were terminated and replaced with a secured promissory note in the amount of $700,000 ($560,000 representing replacement notes and $140,000 representing new financing).

     On August 31, 2005, iVoice Technology entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell Capital Partners") whereby Cornell agrees to purchase up to $10 million of the Company's Class A Common Stock over a two year period. The shares issued under the SEDA must be first registered under the Securities Act of 1933, as amended. The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement.

                             IVOICE TECHNOLOGY, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

     The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of iVoice Technology. This amount is related to funds loaned to iVoice and is unrelated to the operations of iVoice Technology. The note will bear interest at the rate of prime plus 2.0% per annum on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by
(y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

     iVoice Technology entered into an employment agreement as of August 1, 2004 with Mr. Seidler, which was amended on August 12, 2005. Mr. Seidler resigned as iVoice Technology's President and Chief Executive Officer and his employment agreement was terminated on August 26, 2005.

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

                             IVOICE TECHNOLOGY, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

per share, and 1,000,000 shares of Preferred Stock, par value of $1.00 per share. Below is a description of iVoice Technology's outstanding securities, including Class A Common Stock, Class B Common Stock, Class C Common Stock, and Preferred Stock.

a) Class A Common Stock

     As of September 30, 2005, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 100 shares issued and outstanding. On August 4, 2005, the Company effected a 100,500-for-one forward stock split of the Class A Common Stock increasing the issued and outstanding shares to 10,013,984. The number of outstanding and issued Class A Common Stock shares was retroactively adjusted to reflect the aforementioned forward stock split that occurred on August 4, 2005.

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

b) Class B Common Stock

     As of September 30, 2005, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of September 30, 2005, no shares were issued or outstanding.

c) Class C Common Stock

     As of September 30, 2005, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of September 30, 2005, no shares were issued or outstanding.

d) Preferred Stock

     iVoice Technology is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of September 30, 2005, iVoice Technology has not issued any shares of Preferred Stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

OVERVIEW AND PLAN OF OPERATION

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

     iVoice Technology seeks to leverage the value of underutilized developed technology and believes that the transition to an independent company will provide iVoice Technology with greater access to capital. This should provide needed financial resources to potentially penetrate the market and distribute the product. As such, iVoice Technology's business is formed from the contribution by iVoice of certain assets and related liabilities on August 5, 2005. In connection with this Spin-off by iVoice, iVoice assigned and conveyed to iVoice Technology its IVR software business and related liabilities, including all intellectual property of iVoice relating to the IVR software business. The board and management of iVoice elected not to transfer any part of its working cash balance to iVoice Technology. Based upon the current intention of iVoice Technology not to conduct any research and development or hire additional employees and instead focus on the sale of the existing IVR technology, the board has determined that, on balance, iVoice Technology has the ability to satisfy its working capital needs as a whole. The board and management of iVoice also determined that iVoice Technology has the ability to obtain financing to satisfy any addition working capital needs as a stand-alone company.

     The emerging nature of the interactive voice response industry, make it difficult to assess the future growth of iVoice Technology.

     The IVR software business has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, iVoice Technology's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Spin-off, iVoice Technology has developed and maintained its own credit and banking relationships and performs its own financial and investor relations functions. However, iVoice Technology may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

     iVoice Technology has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs are expected to be provided, in large part, from the sale of Class A Common Stock to Cornell Capital Partners pursuant to the terms of the Standby Equity Distribution Agreement ("SEDA"). However, Cornell Capital Partners is under no obligation to purchase any shares of our Class A Common Stock unless certain conditions are met by Deep Field Technologies, including completing the Spin-Off, listing our Class A Common Stock on the Over-the-Counter Bulletin Board and having a registration statement declared effective by the SEC of shares to be sold to Cornell Capital Partners pursuant to the Securities Act of 1933, as amended. [See "Liquidity and Capital Resources."] As of September 30, 2005, pursuant to the above mentioned terms of the SEDA, iVoice Technology Class A Common Stock is listed and trades on the Over-the-Counter Bulletin Board and the Spin-Off has been completed.

     If iVoice Technology cannot fund its working capital needs under the SEDA with Cornell Capital Partners, we will be unable to obtain sufficient capital resources to operate our business, and currently have no other plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

SEPARATION FROM IVOICE

     iVoice Technology was incorporated under the laws of the State of New Jersey on November 10, 2004, as a wholly-owned subsidiary of iVoice. iVoice Technology had no material assets or activities until the contribution of the IVR software business from iVoice. Pursuant to the Spin-off, iVoice Technology is now an independent public company, with iVoice having no continuing ownership interest in iVoice Technology.

     On November 11, 2004, iVoice Technology received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology, Inc., a Nevada corporation. These agreements, contracts, understandings and other instruments consisted of the documentation relating to the issuance of the secured convertible debentures and the SEDA, the employment agreements with Messrs. Mahoney and Seidler and the administrative services agreement. Since this assignment, iVoice Technology Nevada has no operating business, assets or known liabilities, and is now dissolved. When we refer to or describe any agreement, contract or other written instrument of iVoice Technology, such references may be to an agreement, contract or other written instrument that had been entered into by iVoice Technology Nevada and assigned to iVoice Technology.

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

     In conjunction with the separation of the IVR software business from iVoice, iVoice Technology entered into an administrative services agreement with iVoice for the provision of certain services by iVoice to iVoice Technology following the Spin-off. This agreement will continue on a month to month basis until iVoice Technology has found replacement services for those services being provided by iVoice or can provide these services for itself. Following termination of the administrative services agreement, we expect that iVoice Technology will operate on a completely stand-alone basis from iVoice and there will be no business or operating relationship between iVoice and iVoice Technology, except that iVoice Technology will continue to sub-lease space from iVoice. Our shares of Class A Common Stock were distributed to iVoice's stockholders on or about August 12, 2005.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     All revenues reported by iVoice Technology are derived from the sale or license of our interactive voice response software products, which enable a caller to obtain requested information in voice form from a local or non-local database. Total revenues for the three months ended September 30, 2005 and September 30, 2004 were $ 23,918 and $ 46,478, respectively. The $ 22,560 decrease in revenue between the three months ended September 30, 2005 and the three months ended September 30, 2004 was the result of fewer turn-key systems being sold in 2005 as compared to 2004. The IVR business has only operated as a division and/or subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the IVR business is attributable to the minimal resources made available by iVoice for the sales and marketing of the interactive voice response software products. Management feels that the sales of the interactive voice response software products may increase if greater financial and operational resources were made available for the sales and marketing of the products. If iVoice Technology can obtain funds under the SEDA, iVoice Technology will be able to devote more resources to operating the business. See "Liquidity and Capital Resources."

     Gross margin for the three months ended September 30, 2005 and September 30, 2004 was $ 23,918 (100%) and $ 40,033 ( 86.1 %), respectively. Revenues in the three months ended September 30, 2005 contained no hardware and such, had no direct costs. Software and maintenance revenue has a very low direct cost content. The increase in gross margin rate is a result of a change in the hardware and software mix being sold as compared to the same period in the prior year. The decrease in gross margin dollars is the result of lower sales.

     Total operating expenses increased to $ 275,053 for the three months ended September 30, 2005 from $ 125,721 for the three months ended September 30, 2004, an increase of $ 149,332 or (118.8 %). This increase in the current three months period is primarily attributable to various legal and professional fees incurred during the period. The decrease in selling expenses reflects the fact that the Company is in the initial stages of realigning its resources.

     The loss from continuing operations before other income (expense) for the three months ended September 30, 2005 was $ 251,135 compared to a loss of $ 85,688 for the three months ended September 30,

2004, an increase in the loss of $ 165,447. As discussed above, this increase was primarily attributable various legal and professional fees incurred during the period.

     Total other income (expense) for the three months ended September 30, 2005 were an expense of $ 38,446 as compared to income of $ 118,198 for the three months ended September 30, 2004, a decrease of $ 156,644. During the three months ended September 30, 2005, iVoice Technology recorded $ 40,090 of interest expense and $ 1,644 of interest income. In the three months ended September 30, 2004, iVoice, Inc allocated $ 93,591 for financing costs, $ 15,571 for interest expenses and $ 40,178 for other income to iVoice Technology. The allocated finance costs were for stock issued and fees paid to Cornell Capital Partners for initial and additional financing arrangements. The allocated other income was primarily from interest earned on the cash accounts. The allocated interest expense was for accrued interest on related party debts.

     Net loss for the three months ended September 30, 2005 was $ 289,581 as compared to a gain of $ 32,510 for the three months ended September 30, 2004. The decrease in net loss of $ 322,091 was the result of the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

     All revenues reported by iVoice Technology are derived from the sale or license of our interactive voice response software products, which enable a caller to obtain requested information in voice form from a local or non-local database. Total revenues for the nine months ended September 30, 2005 and September 30, 2004 were $ 94,756 and $ 177,484, respectively. The $ 82,728 decrease in revenue between the nine months ended September 30, 2005 and the nine months ended September 30, 2004 was the result of fewer turn-key systems being sold in 2005 as compared to 2004. Until August 5, 2005, the IVR business only operated as a division of iVoice and had never operated on a stand-alone basis. The low sales volume of the IVR business is attributable to the minimal resources made available by iVoice for the sales and marketing of the interactive voice response software products. Management feels that the sales of the interactive voice response software products may increase if greater financial and operational resources were made available for the sales and marketing of the products. If iVoice Technology can obtain funds under the SEDA, iVoice Technology will be able to devote more resources to operating the business. See "Liquidity and Capital Resources."

     Gross margin for the nine months ended September 30, 2005 and September 30, 2004 was $ 94,018 (99.2%) and $ 118,221 (66.6 %), respectively. Revenues in the nine months ended September 30, 2005 contained very little hardware and had very little direct costs. Software and maintenance revenue has a very low direct cost content. The increase in gross margin rate is a result of a change in the hardware and software mix being sold as compared to the same period in the prior year. The decrease in gross margin dollars is the result of lower sales.

     Total operating expenses decreased to $ 473,706 for the nine months ended September 30, 2005 from $ 693,810 for the nine months ended September 30, 2004, a decrease of $ 220,104 or (31.7 %). This decrease in the current nine months period is primarily attributable to reductions in the allocated costs from iVoice. In the nine months ended September 30, 2004, iVoice accrued professional and consulting fees in connection with financing the operation of the business and the anticipated registration of shares of iVoice Technology. The reductions in allocated selling and research and development expenses reflect a decrease in the number of employees performing these functions.

     As of September 30, 2005, iVoice Technology had one full-time employee and two part-time employees.

     The loss from continuing operations before other income (expense) for the nine months ended September 30, 2005 was $ 379,688 compared to a loss of $ 575,589 for the nine months ended September 30, 2004, a decrease in the loss of $ 195,901. As discussed above, this decrease was primarily attributable to reductions in allocated, selling, research and development and accrued professional and consulting fees incurred in connection with financing the operation of the business and the anticipated registration of shares of iVoice Technology.

     Total other income (expense) for the nine months ended September 30, 2005 were an expense of $ 67,066 as compared to an expense of $ 719,748 for the nine months ended September 30, 2004, a decrease of $ 652,682. During the nine months ended September 30, 2005, iVoice Technology recorded $ 14,000 for financing costs, $ 56,449 of interest expense and $ 3,383 of interest income. In the nine months ended September 30, 2004, iVoice, Inc allocated $ 794,555 for financing costs, $ 26,321 for interest expenses and $ 101,128 for other income to iVoice Technology. The allocated finance costs were for fees paid to Cornell Capital Partners for initial and additional financing arrangements. The allocated other income was primarily from interest earned on the cash accounts. The allocated interest expense was for accrued interest on related party debts.

     Net loss for the nine months ended September 30, 2005 was $ 446,754 as compared to a loss of $ 1,295,337 for the nine months ended September 30, 2004. The decrease in net loss of $ 848,583 was the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     To date, iVoice Technology has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

     On August 12 and November 19, 2004, iVoice Technology issued an aggregate of $560,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners. On February 28, 2005, iVoice Technology's obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount, with an additional loan of $140,000 bringing the promissory note to an aggregate principal of $700,000. These promissory notes accrue interest at rate of 12% per annum, but are not convertible into any equity security of iVoice Technology. In connection with the issuances of the secured convertible debentures, iVoice Technology paid a fee to Cornell Capital Partners equal to 10% of the aggregate principal amount of the debentures. When the secured convertible debentures were terminated, iVoice Technology received a credit for fees that would otherwise have been payable upon the issuance of the $560,000 in replacement notes. iVoice Technology paid Cornell Capital Partners a fee of $14,000 in connection with its $140,000 additional borrowing. The Company's obligations under the secured promissory note issued to Cornell Capital Partners are secured by a first priority security interest in substantially all of our assets. iVoice had also guaranteed the payment of all amounts payable by iVoice Technology pursuant to the secured promissory note. This guaranty terminated on August 5, 2005.

     On September 22, 2005, iVoice Technology entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP, pursuant to which iVoice Technology may, from time to time, issue and sell to Cornell Capital Partners our Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares is 95% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five trading days following the date that iVoice Technology delivers to Cornell Capital Partners a notice requiring it to advance funds to us. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also be payable at the time of funding. In addition, Cornell Capital Partners is entitled to receive, as additional compensation, the number of shares of Class A Common Stock equal to one and one half percent (1.5%) of the number of shares of Class A Common Stock outstanding on the date that a registration statement in respect of the shares to be distributed pursuant to the SEDA becomes effective.

     Cornell Capital Partners is under no obligation to purchase any shares of Class A Common Stock unless certain conditions are met by iVoice Technology, including listing our Class A Common Stock on the NASD Over-the-Counter Bulletin Board and having the registration statement relating to the SEDA declared effective. As of September 30, 2005 the Class A Common Stock is trading on the NASD Over-the-Counter Bulletin Board. If iVoice Technology cannot satisfy the remaining requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the SEDA, we will not be able to obtain sufficient capital resources to operate our business, and we have no current plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on us, our financial condition and our business. Management believes that its going-forward expenses for the twelve months following the date of the prospectus will be approximately $432,000, which includes salaries for iVoice Technology's officers and employees, and assuming iVoice Technologies has no revenues in such period, iVoice Technology expects to incur liabilities, for the year ended December 31, 2005, of approximately $432,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and iVoice Technology is unable to obtain funds from the sale of our Class A Common Stock to Cornell Capital Partners, management believes that iVoice Technology can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

     Except for these two financing agreements, the Company currently has no other significant sources of working capital or cash commitments. However, no assurance can be given that iVoice Technology will raise sufficient funds from such financing arrangements, or that iVoice Technology will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of iVoice Technology's financing is dependent upon.

     On August 5, 2005, iVoice Technology assumed an aggregate of $190,000 in liabilities from iVoice and iVoice assigned to iVoice Technology assets having an aggregate book value of $10,000. iVoice Technology believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

     iVoice Technology assumed from iVoice an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney. This amount is related to funds that had been loaned to iVoice in July 2000 that were used to develop the IVR software business. The amount of $190,000 includes approximately $32,110 for interest on the original loan from Jerry Mahoney to iVoice. Pursuant to the terms of the promissory note, iVoice Technology, for value received, will pay to Mr. Mahoney the principal sum of $190,000 that will bear interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments will be due annually. All accrued interest becomes due on the date of any payment of the promissory note. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, par value $0.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest

During the nine months ended September 30, 2005, the Company had a net decrease in cash of $ 33,829. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. The Company used $ 172,747 in cash for operating activities in the nine months ended September 30, 2005. This was primarily the result of the cash used to fund the loss from current operating activities.

     CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the nine months ended September 30, 2005 provided a total of $ 138,918 in cash. This consisted of net proceeds from the issuance of the secured promissory note under the financing with Cornell Capital Partners.


FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

     Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

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




iVoice Technology, Inc.

By: /s/ Mark Meller                                 Date: November 10, 2005
    ------------------                                    -------------------
    Mark Meller, President and
    Chief Executive Officer

                                INDEX OF EXHIBITS

          31.1 Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002