Form 10QSB
period 2006-03-31
iVoice Technology, Inc.
filed 2006-05-15
CIK 1307969

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

Number of shares of Class A Common Stock, no par value, outstanding as of May 12, 2006: 20,301,983
================================================================================

                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION

     Item 1.   Condensed Financial Statements (Unaudited)

               Balance Sheet - March 31, 2006                                 2

               Statements of Operations -
               For the three months ended March 31, 2006 and 2005             3
               Statements of Cash Flows -
               For the three months ended March 31, 2006 and 2005             4

               Notes to Condensed Financial Statements                     5-17

     Item 2.   Management's Discussion and Analysis of
               Financial Condition  or Plan of Operation                  18-23

     Item 3.   Controls and Procedures                                       24

PART II. OTHER INFORMATION

     Item 6.   Exhibits                                                      24

ITEM 1. FINANCIAL STATEMENTS.


                              IVOICE TECHNOLOGY, INC
                        CONDENSED BALANCE SHEET (Unaudited)
                                  MARCH 31, 2006

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash and cash equivalents                                           $   242,205
Accounts receivable                                                      25,832
Prepaid expenses                                                          8,130
                                                                    -----------
      Total current assets                                              276,167

PROPERTY AND EQUIPMENT, NET                                               1,616
                                                                    -----------
TOTAL ASSETS                                                        $   277,783
                                                                    ===========

                      LIABILITIES & STOCKHOLDERS' (DEFICIT)
                      -------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                               $   488,506
Due to related parties                                                  122,615
Deferred maintenance contracts                                           14,460
Note payable to related parties                                         190,000
Notes payable                                                           700,000
                                                                    -----------
      Total current liabilities                                       1,515,581
                                                                    -----------


STOCKHOLDERS' (DEFICIT)
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
  no shares issued and outstanding                                         --
Common stock:
  Class A - no par value; authorized 10,000,000,000 shares;
16,276,983 shares issued, 16,216,468 share outstanding,
  and 60,515 held in ecsrow                                             145,204
  Class B - $.01 par value; authorized 50,000,000 shares;
      no shares issued and outstanding                                     --
  Class C - $.01 par value; authorized 20,000,000 shares;
      no shares issued and outstanding                                     --
Additional paid in capital                                            7,097,252
Accumulated deficit                                                  (8,480,254)
                                                                    -----------
      Total stockholders' (deficit)                                  (1,237,798)
                                                                    -----------
TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)                         $   277,783
                                                                    ===========

              The accompanying notes are in integral part of these
                         condensed financial statements.

                             IVOICE TECHNOLOGY, INC
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                     2006              2005
                                                 ------------      ------------
NET SALES                                        $     32,187      $     53,861

COST OF SALES                                           3,390               738
                                                 ------------      ------------
GROSS PROFIT                                           28,797            53,123
                                                 ------------      ------------

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

   Selling and marketing expenses                         175             1,864
   General and administrative expenses                100,258           105,973
   Research and development expenses                    9,746              --
   Depreciation expense                                   117                23
                                                 ------------      ------------
Total selling general and administrative
  expenses                                            110,296           107,860
                                                 ------------      ------------

LOSS FROM OPERATIONS                                  (81,499)          (54,737)
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
   Other income                                          (425)             --
   Interest expense                                   (84,836)          (20,837)
                                                 ------------      ------------
Total other income (expense)                          (85,261)          (20,837)
                                                 ------------      ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES             (166,760)          (75,574)

PROVISION FOR INCOME TAXES                               --                --
                                                 ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES             $   (166,760)     $    (75,574)
                                                 ============      ============

NET LOSS PER COMMON SHARE
   Basic and diluted                             $      (0.01)     $      (0.01)
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic and diluted                               13,656,202        10,050,000
                                                 ============      ============

              The accompanying notes are in integral part of these
                         condensed financial statements.

                             IVOICE TECHNOLOGY, INC
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                          2006            2005
                                                                       ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $ (166,760)     $  (75,574)
   Adjustments to reconcile net loss to net
   cash (used in) operating activities
   Depreciation                                                               117              23
Common stock issued for services                                           17,176            --
Common stock issued for legal services                                     30,000            --
   Issuance of common stock for repayment of deferred
     compensation                                                          42,824            --
   Changes in certain assets and liabilities:
   (Increase) decrease in accounts receivable                               5,403         (28,076)
   (Increase) in prepaid expenses                                          (2,141)           --
   Increase in accounts payable and accrued liabilities                     5,345          39,356
   (Decrease) in customer deposits                                        (21,050)           --
   Increase in due to related parties                                      13,690            --
   Increase in deferred maintenance contracts                               2,669          11,908
                                                                       ----------      ----------

      Net cash (used in) operating activities                             (72,727)        (52,363)
                                                                       ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock through equity financing                       42,079            --
Cost of issuance of common stock through equity financing                  (6,479)           --
Sale of convertible debentures                                               --           140,000
                                                                       ----------      ----------

      Net cash provided by financing activities                            35,600         140,000
                                                                       ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (37,127)         87,637

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           279,332         346,599
                                                                       ----------      ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $  242,205      $  434,236
                                                                       ==========      ==========

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                    $     --        $     --
                                                                       ==========      ==========
   Income taxes                                                        $     --        $     --
                                                                       ==========      ==========

              The accompanying notes are in integral part of these
                         condensed financial statements.

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 1 - BACKGROUND
-------------------

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

On September 1, 2004, the Board of Directors of iVoice, resolved to pursue the separation of iVoice software business into three publicly owned companies. iVoice will continue to focus on its own computerized telephony technology and related business development operations. iVoice Technology will continue to develop, market and license the Interactive Voice Response line of computerized telephony software.

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 1 - BACKGROUND (CONTINUED)
-------------------------------

A spin-off transaction was accomplished, on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property, representing the software codes of speech recognition, and certain accrued liabilities and related party debt into iVoice Technology (the "Spin-off"). The Class A Common Stock shares of the Company were distributed to iVoice shareholders in the form of a taxable special dividend distribution.

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

IVR is an application generator that allows full connectivity to many databases, including Microsoft Access, Microsoft Excel, Microsoft Fox Pro, and Paradox, or to standard text files. The IVR software is sold as an application generator that gives the end user the ability to develop its own customized IVR applications or as a customized turnkey system. IVR performs over 40 different customizable commands. Examples of IVR range from simply selecting announcements from a list of options stored in the computer (also known as audio text) to more complex interactive exchanges such as querying a database for information.

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

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 3 - GOING CONCERN (CONTINUED)
----------------------------------

As of March 31, 2006, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

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

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the three months ended March 31, 2006, advertising expenses amounted to $0 and $0, respectively.

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2006.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at March 31, 2006, were $146,101.

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

j) Earnings (Loss) Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

For the three months ended March 31, 2006, the computation of basic earnings per share is computed by dividing income available to common shareholders by the number of shares issued via the spin-off from iVoice, Inc. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

j) Earnings (Loss) Per Share (continued)

The weighted shares used in the computation are as follows:

                                                    As of
                                               March 31, 2006
                                               --------------
Basic and Diluted EPS Purposes                   13,656,202

The company had no common stock equivalents at March 31, 2006.

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("FAS 123R"). FAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). Management has assessed the implications of this revised standard, which did not materially impact the Company's results of operations in the first quarter of fiscal year 2006.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

In conjunction with the spin-off, iVoice Technology has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until iVoice Technology has found replacement services for those services being provided by iVoice or can provide these services for itself.

Pursuant to an employment agreement between Mr. Mahoney and iVoice Technology, Inc., the Company has accrued $89,985 of deferred compensation due to Mr. Mahoney as of March 31, 2006.

Pursuant to an employment agreement between Mr. Meller and iVoice Technology, Inc., the Company has accrued $32,630 of deferred compensation due to Mr. Meller as of March 31, 2006.

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

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

In conjunction with the various Spin-offs, iVoice Technology has entered into temporary administrative services agreement with iVoice Inc. The administrative services agreements will continue on a month-to- month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

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

At March 31, 2006, deferred tax assets consist of the following:


         Deferred tax assets                           232,000
         Less: Valuation allowance                    (232,000)
                                                      --------
             Net deferred tax assets                         0
                                                      ========

At March 31, 2006, the Company had a federal net operating loss carry forward in the approximate amount of $681,155, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 7 - DEBT
-------------

As discussed in Note 3, the Company had entered into a subscription agreement with certain purchasers for the sale of $560,000 in convertible debentures. Additionally, the Company had entered into a Standby Equity Distribution Agreement (the "SEDA") whereby the Company, at their discretion, may periodically sell to an investor, shares of Class A Common Stock to raise capital to fund its working capital needs. These transactions will require the Company to register its common stock under Section 12(g) of the Securities Exchange Act of 1934 and subsequently register for resale a number of shares to facilitate these financial transactions. On February 28, 2005, the SEDA was terminated.


On February 28, 2005, iVoice, Inc., on behalf of the Company, renegotiated the terms and conditions with the holders of its convertible debentures. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory notes will be in the aggregate amount of $700,000, $560,000 loaned through the previously issued and exchanged convertible debentures in 2004 and $140,000 advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance. The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $140,000 was advanced to the Company. As of March 31, 2006, the balance on the promissory notes was $700,000 plus accrued interest.

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

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 8 - CAPITAL STOCK
----------------------

Pursuant to iVoice Technology's certificate of incorporation, as amended, the Company is authorized to issue 10,000,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, 20,000,000 shares of Class C Common Stock, par value $0.01 per share, and 1,000,000 shares of Preferred Stock, par value of $1.00 per share. Below is a description of iVoice Technology's outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock, and Class C Common Stock.

a) Preferred Stock

iVoice Technology is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of March 31, 2006, iVoice Technology has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of March 31, 2006, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 16,276,983 shares were issued, 16,216,468 were outstanding and 60,515 were held in escrow.

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

For the three months ended March 31, 2006, the company had the following transactions in its Class A common stock:

o On January 19, 2006, the Company issued 1,000,000 shares of Class A common stock for legal services rendered, valued at $10,482. The fair market value of the stock was $30,000. The difference was charged to beneficial interest

o On January 19, 2006, the Company issued 1,427,480 shares of Class A common stock, with a total value of $14,962 to officers of the Company as repayment of accrued salaries. The fair market value of the shares was $42,824, resulting in a charge to beneficial interest of $27,862.

o On January 19, 2006, the Company issued 572,519 shares of Class A common stock for director fees, valued at $6,000. The fair market value of the stock was $17,176, resulting in a charge to beneficial interest of $11,176.

o On March 7, 2006, the Company issued 657,895 shares of Class A common stock per the Equity Line of Credit with Cornell Capital valued at $10,000.

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 8 - CAPITAL STOCK (CONTINUED)
----------------------------------

o On March 14, 2006, the Company issued 500,000 shares of Class A common stock per the Equity Line of Credit with Cornell Capital valued at $10,000.

o On March 23, 2006, the Company issued 584,795 shares of Class A common stock per the Equity Line of Credit with Cornell Capital valued at $10,000.

o On March 28, 2006, the Company issued 584,795 shares of Class A common stock per the Equity Line of Credit with Cornell Capital valued at $10,000.


c) Class B Common Stock

As of March 31, 2006, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of March 31, 2006, no shares were issued or outstanding.

d) Class C Common Stock

As of March 31, 2006, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of March 31, 2006, no shares were issued or outstanding.

NOTE 9 - STOCK OPTIONS
----------------------

The Company did not issue any stock options for the three months ended March 31, 2006.

Stock Option Plans

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 10 - SUBSEQUENT EVENTS
---------------------------

o On April 4, 2006, the Company issued 1,225,000 shares of Class A common stock, with a total value of $12,840 to officers of the Company as repayment of accrued salaries.

o On April 11, 2006, the Company issued 584,795 shares of Class A common stock per the Equity Line of Credit with Cornell Capital valued at $10,000.

o On April 24, 2006, the Company issued 699,301 shares of Class A common stock per the Equity Line of Credit with Cornell Capital valued at $10,000.

o On May 2, 2006, the Company issued 657,895 shares of Class A common stock per the Equity Line of Credit with Cornell Capital valued at $10,000.

ITEM- 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
          OPERATION

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

     iVoice Technology has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs are expected to be provided, in large part, from the sale of Class A Common Stock to Cornell Capital Partners pursuant to the terms of the Standby Equity Distribution Agreement ("SEDA"). However, Cornell Capital Partners is under no obligation to purchase any shares of our Class A Common Stock unless certain conditions are met by iVoice Technology, including completing the Spin-Off, listing our

Class A Common Stock on the Over-the-Counter Bulletin Board and having a registration statement declared effective by the SEC of shares to be sold to Cornell Capital Partners pursuant to the Securities Act of 1933, as amended. [See "Liquidity and Capital Resources."] As of March 31, 2006, pursuant to the above-mentioned terms of the SEDA, iVoice Technology Class A Common Stock is listed and trades on the Over-the-Counter Bulletin Board and the Spin-Off has been completed.

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

     All of our revenues were derived from the sale or license of our interactive voice response software products, which enable a caller to obtain requested information in voice form from a local or non-local database. Total revenues for the three months ended March 31, 2006 and March 31, 2005 were $32,187 and $53,861, respectively. The $ 21,674 decrease in revenue between the three months ended March 31, 2006 and the three months ended March 31, 2005 was the result of fewer turn-key systems being sold in 2006 as compared to 2005. The IVR business has only operated as a division and/or subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the IVR business is attributable to the minimal resources made available by iVoice for the sales and marketing of the interactive voice response software products. Management feels that the sales of the interactive voice response software products may increase if greater financial and operational resources were made available for the sales and marketing of the products. If iVoice Technology can obtain funds under the SEDA, iVoice Technology will be able to devote more resources to operating the business. See "Liquidity and Capital Resources."

     Gross margin for the three months ended March 31, 2006 and March 31, 2005 was $28,797 (89.5%) and $53,123 (98.6%), respectively. Software and maintenance revenue has a very low direct cost content. The increase in gross margin rate is a result of a change in the hardware and software mix being sold as compared to the same period in the prior year. The decrease in gross margin dollars is the result of lower sales.

     Total operating expenses increased to $110,296 for the three months ended March 31, 2006 from $107,857 for the three months ended March 31, 2005, an increase of $2,439 or (2.2%). This increase in the current three months period is primarily attributable to various legal and professional fees incurred during the period.

     The loss from continuing operations before other income (expense) for the three months ended March 31, 2006 was $81,499 compared to a loss of $54,734 for the three months ended March 31, 2005, an increase in the loss of $26,762. As discussed above, this increase was primarily attributable the decrease in sales recognized during the period.

     Total other income (expense) for the three months ended March 31, 2006 were an expense of $26,705 as compared to expense of $20,837 for the three months ended March 31, 2005, an increase of $5,868. During the three months ended March 31, 2006, iVoice Technology recorded $24,695 of interest expense and $1,387 of interest income. During the three months ended March 31, 2005, iVoice, Inc allocated $14,000 for financing costs, $7,633 for interest expenses and $795 for other income to iVoice Technology. The allocated finance costs were for stock issued and fees paid to Cornell Capital Partners for initial and additional financing arrangements. The allocated other income was primarily from interest earned on the cash accounts. The allocated interest expense was for accrued interest on related party debts.

     Net loss for the three months ended March 31, 2006 was $108,204 as compared to a loss of $75,574 for the three months ended March 31, 2005. The increase in net loss of $32,630 was the result of the factors discussed above.

     As of March 31, 2006, iVoice Technology had four full-time employee and no part-time employees.

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

     Cornell Capital Partners is under no obligation to purchase any shares of Class A Common Stock unless certain conditions are met by iVoice Technology, including listing our Class A Common Stock on the NASD Over-the-Counter Bulletin Board and having the registration statement relating to the SEDA declared effective. As of March 31, 2006, the Class A Common Stock is trading on the NASD Over-the-Counter Bulletin Board. If iVoice Technology cannot satisfy the remaining requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the SEDA, we will not be able to obtain sufficient capital resources to operate our business, and we have no current plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on us, our financial condition and our business. Management believes that its going-forward expenses for the twelve months following the date of this Report will be approximately $432,000, which includes salaries for iVoice Technology's officers and employees, and assuming iVoice Technologies has no revenues in such period, iVoice Technology expects to incur liabilities, for the year ended December 31, 2006, of approximately $432,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and iVoice Technology is unable to obtain funds from the sale of our Class A Common Stock to Cornell Capital Partners, management believes that iVoice Technology can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

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

     iVoice Technology assumed from iVoice an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney. This amount is related to funds that had been loaned to iVoice in July 2000 that were used to develop the IVR software business. The amount of $190,000 includes approximately $32,110 for interest on the original loan from Jerry Mahoney to iVoice. Pursuant to the terms of the promissory note, iVoice Technology, for value received, will pay to Mr. Mahoney the principal sum of $190,000 that will bear interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments will be due annually. All accrued interest becomes due on the date of any payment of the promissory note. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, par value $0.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest

During the three months ended March 31, 2006, the Company had a net decrease in cash of $37,127. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. The Company used $ 72,727 in cash for operating activities during the three months ended March 31, 2006. This was primarily the result of the cash used to fund the loss from current operating activities.

     CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities for the three months ended March 31, 2006 provided a total of $35,600 in cash. This consisted of net proceeds from the issuance of common stock through the equity financing with Cornell Capital Partners.


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


iVoice Technology, Inc.

By: /s/ Mark Meller                                       Date: May 15, 2006
    ----------------------------
Mark Meller, President and
Chief Executive Officer

                               INDEX OF EXHIBITS

     31.1 Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002