Form 10QSB
period 2006-06-30
iVoice Technology, Inc.
filed 2006-08-14
CIK 1307969

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Number of shares of Class A Common Stock, no par value, outstanding as of August 10, 2006: 24,451,983
================================================================================

                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION

     Item 1.   Condensed Financial Statements (Unaudited)

               Balance Sheet - June 30, 2006                                  2

               Statements of Operations -
               For the six months and three months ended June 30,
               2006 and 2005                                                  3

               Statements of Cash Flows -
               For the six months ended June 30, 2006 and 2005                4

               Notes to Condensed Financial Statements                     5-16

     Item 2.   Management's Discussion and Analysis of Financial
               Condition  or Plan of Operation                            17-22

     Item 3.   Controls and Procedures                                       23

PART II. OTHER INFORMATION

     Item 6.   Exhibits                                                      24

                             IVOICE TECHNOLOGY, INC
                       CONDENSED BALANCE SHEET (Unaudited)
                                  JUNE 30, 2006

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash and cash equivalents                                               $    263,756
Accounts receivable                                                           12,083
Prepaid expenses                                                               3,545
                                                                        ------------
      Total current assets                                                   279,384

PROPERTY AND EQUIPMENT, NET                                                    1,499
                                                                        ------------

TOTAL ASSETS                                                            $    280,883
                                                                        ============

                      LIABILITIES & STOCKHOLDERS' (DEFICIT)
                      -------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                   $    514,206
Due to related parties                                                       138,005
Deferred maintenance contracts                                                 6,479
Note payable to related parties                                              190,000
Notes payable                                                                700,000
                                                                        ------------

      Total current liabilities                                            1,548,690
                                                                        ------------

STOCKHOLDERS' (DEFICIT)
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
no shares issued and outstanding                                                  --
Common stock:
   Class A - no par value; authorized 10,000,000,000 shares;
             24,451,983 shares issued, 23,433,764 shares outstanding,
             and 1,018,219 held in escrow                                    251,464
   Class B - $.01 par value; authorized 50,000,000 shares;
             no shares issued and outstanding                                     --
   Class C - $.01 par value; authorized 20,000,000 shares;
             no shares issued and outstanding                                     --
Additional paid in capital                                                 7,084,241
Accumulated deficit                                                       (8,603,512)
                                                                        ------------
      Total stockholders' (deficit)                                       (1,267,807)
                                                                        ------------

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)                             $    280,883
                                                                        ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             IVOICE TECHNOLOGY, INC
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                        FOR SIX MONTHS ENDED         FOR THE THREE MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                    ----------------------------    ----------------------------
                                                        2006            2005            2006            2005
                                                    ------------    ------------    ------------    ------------
NET SALES                                           $     58,051    $     70,838    $     25,864    $     16,977

COST OF SALES                                              3,390             738              --              --
                                                    ------------    ------------    ------------    ------------

GROSS PROFIT                                              54,661          70,100          25,864          16,977
                                                    ------------    ------------    ------------    ------------

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

   Selling and marketing expenses                            175          24,635              --          22,771
   General and administrative expenses                   224,135         173,971         114,131          67,998
   Depreciation expense                                      234              47             117              24
                                                    ------------    ------------    ------------    ------------
Total selling general and administrative expenses        224,544         198,653         114,248          90,793
                                                    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                    (169,883)       (128,553)        (88,384)        (73,816)
                                                    ------------    ------------    ------------    ------------

OTHER INCOME  (EXPENSE)
   Other income                                            2,905           1,739           3,330             943
   Write-off of financing costs                               --         (14,000)             --              --
   Interest expense                                     (123,040)        (16,359)        (38,204)         (8,726)
                                                    ------------    ------------    ------------    ------------
Total other income (expense)                            (120,135)        (28,620)        (34,874)         (7,783)
                                                    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                (290,018)       (157,173)       (123,258)        (81,599)

PROVISION FOR INCOME TAXES                                    --              --              --              --
                                                    ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES                $   (290,018)   $   (157,173)   $   (123,258)   $    (81,599)
                                                    ============    ============    ============    ============

NET LOSS PER COMMON SHARE
   Basic and diluted                                $      (0.02)   $      (0.02)   $      (0.01)   $      (0.01)
                                                    ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic and diluted                                  16,984,485      10,013,984      20,312,342      10,013,984
                                                    ============    ============    ============    ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             IVOICE TECHNOLOGY, INC
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                    2006            2005
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $   (290,018)   $   (157,173)
   Adjustments to reconcile net loss to net cash (used in)
   operating activities
   Depreciation                                                          234              47
Common stock issued for director fees                                 17,176              --
Common stock issued for legal services                                30,000              --
Common stock issued for repayment of deferred compensation            64,874              --
   Changes in certain assets and liabilities:
   Decrease in accounts receivable                                    19,152          10,282
   Decrease in prepaid expenses                                        2,444              --
   Increase in accounts payable and accrued liabilities               31,045           2,220
   (Decrease) in customer deposits                                   (21,050)             --
   Increase in due to related parties                                 29,080          63,750
   (Decrease) in deferred maintenance contracts                       (5,312)        (13,125)
                                                                ------------    ------------

      Net cash (used in) operating activities                       (122,375)        (93,999)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock through equity financing                 126,289              --
   Cost of issuance of common stock through equity financing         (19,490)
      Net proceeds from notes payable                                     --         140,000
                                                                ------------    ------------

      Net cash provided by financing activities                      106,799         140,000
                                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (15,576)         46,001

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      279,332         346,599
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $    263,756    $    392,600
                                                                ============    ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                             $         --    $         --
                                                                ============    ============
   Income taxes                                                 $         --    $         --
                                                                ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
   Common stock issued for services rendered                    $     47,176    $         --
                                                                ============    ============
   Common stock issued for repayment of deferred compensation   $     64,874    $         --
                                                                ============    ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

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

On September 1, 2004, the Board of Directors of iVoice, Inc., resolved to pursue the separation of iVoice, Inc. software business into three publicly owned companies. iVoice, Inc. will continue to focus on its own computerized telephony technology and related business development operations. iVoice Technology will continue to develop, market and license the Interactive Voice Response line of computerized telephony software.

A spin-off transaction was accomplished, on August 5, 2005, by the assignment, contribution and conveyance of certain intellectual property, representing the software codes of speech recognition, and certain accrued liabilities and related party debt into iVoice Technology (the "Spin-off"). The Class A Common Stock shares of the Company were distributed to iVoice, Inc. shareholders in the form of a taxable special dividend distribution.

In conjunction with the Spin-off, iVoice Technology entered into a temporary administrative service agreement with iVoice, Inc. iVoice, Inc. presently continues to provide administrative services to the Company on a month to month basis until the company is able to replace the services provided by iVoice, Inc.

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 1 - BACKGROUND (CONTINUED)
-------------------------------

On August 5, 2005, iVoice Technology assumed $190,000 in accrued liabilities and related party debt incurred by iVoice, Inc. The debt assumed is convertible into iVoice Technology Class B Common Stock at the option of the holder as later described in these notes.

On August 4, 2005, the Company received notice from the SEC that the registration statement to effectuate the Spin-off of the iVoice Technology from iVoice, Inc. was declared effective and the Company immediately embarked on the process to spin off the iVoice Technology from iVoice, Inc..

NOTE 2 - BUSINESS OPERATIONS
----------------------------

The Company will continue to develop, market and license the Interactive Voice Response ("IVR") software which was developed by iVoice, Inc.. The Company's Interactive Voice Response software is designed to read information from and write information to, databases, as well as to query databases and return information.

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

NOTE 3 - GOING CONCERN
----------------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. In prior years, the Company operated as a non-reporting component of iVoice, Inc. and accordingly, prior period financial statements have been derived from the consolidated financial statements and accounting records of iVoice, Inc., and reflect significant assumptions and allocations. The Company relies on iVoice, Inc. for administrative, management, research and other services.

As of June 30, 2006, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

a)    Basis of Presentation

The accompanying financial statements up through August 4, 2005, have been derived from the consolidated financial statements and accounting records of iVoice, Inc. using the historical results of operations and historical basis of assets and liabilities of the Company's Interactive Voice Response business. Management believes the assumptions underlying the financial statements are reasonable.

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

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

e)    Research and development costs

Research and development costs are charged to expense as incurred.

f)    Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the six months ended June 30, 2006 and 2005, advertising expenses amounted to $0 and $0, respectively.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2006.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at June 30, 2006, were $173,899.

h)    Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

 The weighted shares used in the computation are as follows:

                                         Six Months ended                    Three Months ended
                                  June 30, 2006     June 30, 2005     June 30, 2006     June 30, 2005
                                  -------------     -------------     -------------     -------------
Basic and Diluted EPS Purposes     16,984,485        10,013,984        20,312,342        10,013,984

The company had no common stock equivalents at June 30, 2006, and 2005, respectively.

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("FAS 123R"). FAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). The implementation of this standard did not have a material effect the Company's financial position, results of operations, and cash flows for the six months ended June 30, 2006.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows for the six months ended June 30, 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position, results of operations, or cash flows for the six months ended June 30, 2006.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)
                             JUNE 30, 2006 AND 2005

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position, results of operations, and cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position, results of operations, and cash flows.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

In conjunction with the spin-off, iVoice Technology has entered into a temporary administrative services agreement with iVoice, Inc. The administrative services agreement will continue on a month-to-month basis until iVoice Technology has found replacement services for those services being provided by iVoice, Inc. or can provide these services for itself.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice, Inc. and Non-Executive Chairman of the Board of iVoice Technology. This amount is related to funds loaned to iVoice, Inc. and is unrelated to the operations of iVoice Technology. The note will bear interest at the rate of prime plus 2.0% (10.5% at June 30, 2006) per annum on the unpaid balance until paid. Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing
(x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%)

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of June 30, 2006, the outstanding balance owed Mr. Mahoney is $190,000 plus accrued interest of $14,646.

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-executive Chairman of the Board of Directors, effective August 1, 2004. The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. A portion of Mr. Mahoney's compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. The Board has the option to pay Mr. Mahoney's compensation in the form of Class B Common Stock. Mr. Mahoney also will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company.

During the six months ended June 30, 2006, Mr. Mahoney deferred $18,860 of his compensation and received 1,326,240 shares of Class A Common Stock as repayment of $11,140 of deferred compensation. As of June 30, 2006, the outstanding balance due to Mr. Mahoney is $94,270.

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

During the six months ended June 30, 2006, Mr. Meller received 1,326,240 shares of Class A Common Stock as a repayment of $11,140 for deferred compensation. As of June 30, 2006, the outstanding balance due to Mr. Meller is $43,735.

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

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 6 - INCOME TAXES (CONTINUED)
---------------------------------

At June 30, 2006, deferred tax assets consist of the following:

      Deferred tax assets                         $ 293,000
      Less: Valuation allowance                    (293,000)
                                                  ---------

      Net deferred tax assets                           -0-
                                                  =========

At June 30, 2006, the Company had a federal net operating loss carry forward in the approximate amount of $863,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 7 - DEBT
-------------

On August 12 and November 19, 2004, iVoice Technology issued an aggregate of $560,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners L.P. The debentures were convertible at the option of the holder only after our Class A Common Stock has commenced trading on the Over-the-Counter Bulletin Board. On February 28, 2005, iVoice, Inc., on behalf of the Company, renegotiated the terms and conditions with the holders of its convertible debentures. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory notes will be in the aggregate amount of $700,000, $560,000 loaned through the previously issued and exchanged convertible debentures in 2004 and $140,000 advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance. The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $140,000 was advanced to the Company.

The promissory notes bear interest at the rate of 12% per annum. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each week thereafter until the principal is paid in full.

The promissory notes mature on September 5, 2006 with a lump sum payment due of any remaining principal and interest. The Company is in default of the payment schedule and therefore, the balance has been recorded as a current liability. To date, no weekly principal payments have been made. As of June 30, 2006, the principal balance on the note is $700,000 plus accrued interest of $123,729.

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 7 - DEBT (CONTINUED)
-------------------------

On September 22, 2005, iVoice Technology entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell Capital Partners") (which was amended and restated on December 12, 2005) whereby Cornell agrees to purchase up to $10 million of the Company's Class A Common Stock over a two-year period. The shares issued under the SEDA must be first registered under the Securities Act of 1933, as amended. The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. As of June 30, 2006, the Company has sold 8,319,781 shares of Class A Common Stock to Cornell Capital for a net proceeds of $106,800, net of fees and discounts of $19,495.

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

a)    Preferred Stock

iVoice Technology is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of June 30, 2006, iVoice Technology has not issued any shares of Preferred Stock.

b)    Class A Common Stock

As of June 30, 2006, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, 24,451,983 shares were issued, 23,433,764 shares were outstanding and 1,018,219 shares held in escrow.

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

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 8 - CAPITAL STOCK (CONTINUED)
----------------------------------

For the six months ended June 30, 2006, the Company had the following transactions in its Class A common stock:

o The Company issued 2,652,480 shares of Class A common stock, with a total value of $22,280 to officers of the Company as repayment of accrued salaries. The fair market value of the shares was $64,874, resulting in a charge to beneficial interest of $40,222.

o The Company issued 1,000,000 shares of Class A common stock, with a total value of $10,482 as repayment of accrued legal fees. The fair market value of the shares was $30,000, resulting in a charge to beneficial interest of $19,518.

o The Company issued 572,519 shares of Class A common stock, with a total value of $6,000 as repayment of accrued director fees. The fair market value of the shares was $17,176, resulting in a charge to beneficial interest of $11,176.

o The Company issued 8,319,781 shares of Class A common stock per the Equity Line of Credit with Cornell Capital valued at $126,290.

c)    Class B Common Stock

As of June 30, 2006, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of June 30, 2006, no shares were issued or outstanding.

d)    Class C Common Stock

As of June 30, 2006, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of June 30, 2006, no shares were issued or outstanding.

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 9 - STOCK OPTIONS
----------------------

Stock Option Plans

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.


The Company did not issue any stock options for the six months ended June 30, 2006.

ITEM- 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR
          PLAN OF OPERATION

     You should read the following discussion in conjunction with our audited financial statements and related notes included in the Form 10-KSB previously filed with the SEC. Our fiscal year currently ends on December 31, and each of our fiscal quarters ends on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see "Cautionary Statement Regarding Forward-Looking Statements" for a discussion of uncertainties, risks and assumptions associated with these statements.

OVERVIEW AND PLAN OF OPERATION

     Prior to August 5, 2005, the Company's previous financial results and operations were reflected in the consolidated financial statements and accounting records of iVoice, Inc., and reflected significant assumptions and allocations. These financial statements do not necessarily reflect the financial position, results of operations and cash flows of iVoice Technology had it been a stand-alone entity.

     iVoice Technology seeks to leverage the value of underutilized developed technology and believes that the transition to an independent company will provide iVoice Technology with greater access to capital. This should provide needed financial resources to potentially penetrate the market and distribute the product. As such, iVoice Technology's business is formed from the contribution by iVoice, Inc. of certain assets and related liabilities on August 5, 2005. In connection with this Spin-off by iVoice, Inc., iVoice, Inc. assigned and conveyed to iVoice Technology its IVR software business and related liabilities, including all intellectual property of iVoice, Inc. relating to the IVR software business. The board and management of iVoice, Inc. elected not to transfer any part of its working cash balance to iVoice Technology. Based upon the current intention of iVoice Technology not to conduct any research and development or hire additional employees and instead focus on the sale of the existing IVR technology, the board has determined that, on balance, iVoice Technology has the ability to satisfy its working capital needs as a whole. The board and management of iVoice, Inc. also determined that iVoice Technology has the ability to obtain financing to satisfy any addition working capital needs as a stand-alone company.

     The emerging nature of the interactive voice response industry, make it difficult to assess the future growth of iVoice Technology.

     The IVR software business has operated at a loss in the past for iVoice, Inc., and as an independent company such losses may continue or increase. Additionally, iVoice Technology's business has relied on iVoice, Inc. for financial, administrative and managerial expertise in conducting its operations. Following the Spin-off, iVoice Technology has developed and maintained its own credit and banking relationships and performs its own financial and investor relations functions. However, iVoice Technology may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

     iVoice Technology has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs are expected to be provided, in large part, from the sale of Class A Common Stock to Cornell Capital Partners pursuant to the terms of the Standby Equity Distribution Agreement ("SEDA"). However, Cornell Capital Partners is under no obligation to purchase any shares of our Class A Common Stock unless certain conditions are met by iVoice Technology, including completing the Spin-Off, listing our Class A Common Stock on the Over-the-Counter Bulletin Board and having a registration statement declared effective by the SEC of shares to be sold to Cornell Capital Partners pursuant to the Securities Act of 1933, as amended. [See "Liquidity and Capital Resources."] As of June 30, 2006, pursuant to the above-mentioned terms of the SEDA, iVoice Technology Class A Common Stock is listed and trades on the Over-the-Counter Bulletin Board and the Spin-Off has been completed.

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

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     All of our revenues were derived from the sale or license of our interactive voice response software products, which enable a caller to obtain requested information in voice form from a local or non-local database. Total revenues for the six months ended June 30, 2006 and June 30, 2005 were $58,051 and $70,838, respectively. The $12,787 decrease in revenues was primarily the result of lower maintenance renewals when compared to the prior year. The low sales volume of the IVR business is attributable to the minimal resources made available for the sales and marketing of the interactive voice response software products. Management feels that the sales of the interactive voice response software products may increase if greater financial and operational resources were made available for the sales and marketing of the products

     Gross margin for the six months ended June 30, 2006 and June 30, 2005 was $54,661 and $70,100, respectively. The decrease in gross margin was primarily due to the reduced maintenance revenues which carries no direct costs.

     Total operating expenses increased to $224,544 for the six months ended June 30, 2006 from $198,653 for the six months ended June 30, 2005, an increase of $25,891 or 13.03%. This increase in the current six months period is primarily attributable to increase legal and professional fees incurred for public reporting companies following the spin-off from iVoice Inc. The $52,234 increase in professional fees was offset by decrease in selling expense of $24,460.

     Total other income (expense) for the six months ended June 30, 2006 were an expense of $120,135 as compared to expense of $28,620 for the six months ended June 30, 2005, an increase of $91,515. During the six months ended June 30, 2006, iVoice Technology recorded $123,040 of interest expense and $2,905 of interest income. During the six months ended June 30, 2005, iVoice Technology recorded $14,000 for financing costs, $16,359 for interest expenses and $1,739 for other income. The finance costs were for fees paid to Cornell Capital Partners for additional financing arrangements. The other income was primarily from interest earned on the cash accounts. The interest expense was for accrued interest on promissory note to Cornell Capital Partners and on the related party notes as well as beneficial interest charges on conversions.

     Net loss for the six months ended June 30, 2006 was $290,018 as compared to a loss of $157,173 for the six months ended June 30, 2005. The increase in net loss of $132,848 was the result of the factors discussed above.

     As of June 30, 2006, iVoice Technology had one full-time employee and two part-time employees.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

     All of our revenues were derived from the sale or license of our interactive voice response software products, which enable a caller to obtain requested information in voice form from a local or non-local database. Total revenues for the three months ended June 30, 2006 and June 30, 2005 were $25,864 and $16,977, respectively. The $8,887 increase in revenue between the three months ended June 30, 2006 and the three months ended June 30, 2005 was the result of increase of software products sold in 2006 as compared to 2005. The low sales volume of the IVR business is attributable to the minimal resources made available by iVoice Technology for the sales and marketing of the interactive voice response software products. Management feels that the sales of the interactive voice response software products may increase if greater financial and operational resources were made available for the sales and marketing of the products.

     Gross margin for the three months ended June 30, 2006 and June 30, 2005 was $25,864 and $16,977, respectively. Software products and maintenance revenue have no direct cost content.

     Total operating expenses increased to $114,248 for the three months ended June 30, 2006 from $90,793 for the three months ended June 30, 2005, an increase of $23,455 or 25.83%. This increase in the current three months period is primarily attributable to various legal and professional fees incurred for public reporting companies following the spin-off from iVoice Inc. The $26,316 increase in professional fees and $21,930 increase in officer's salaries was offset by decrease in selling expense of $22,771.

     Total other income (expense) for the three months ended June 30, 2006 were an expense of $34,874 as compared to expense of $7,783 for the three months ended June 30, 2005, an increase of $27,091. During the three months ended June 30, 2006, iVoice Technology recorded $38,204 of interest expense and $3,330 of interest income. During the three months ended June 30, 2005, iVoice Technology recorded $8,726 for interest expense and $943 for interest income. The interest income was earned on the cash accounts. The interest expense was for accrued interest on promissory note to Cornell Capital Partners and on the related party notes as well as beneficial interest charges on conversions.

     Net loss for the three months ended June 30, 2006 was $123,258 as compared to a loss of $81,599 for the three months ended June 30, 2005. The increase in net loss of $41,659 was the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     To date, iVoice Technology has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

     On August 12 and November 19, 2004, iVoice Technology issued an aggregate of $560,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners. On February 28, 2005, iVoice Technology's obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount, with an additional loan of $140,000 bringing the promissory note to an aggregate principal of $700,000. These promissory notes accrue interest at rate of 12% per annum, but are not convertible into any equity security of iVoice Technology. In connection with the issuances of the secured convertible debentures, iVoice Technology paid a fee to Cornell Capital Partners equal to 10% of the aggregate principal amount of the debentures. When the secured convertible debentures were terminated, iVoice Technology received a credit for fees that would otherwise have been payable upon the issuance of the $560,000 in replacement notes. iVoice Technology paid Cornell Capital Partners a fee of $14,000 in connection with its $140,000 additional borrowing. The Company's obligations under the secured promissory note issued to Cornell Capital Partners are secured by a first priority security interest in substantially all of our assets. iVoice, Inc. had also guaranteed the payment of all amounts payable by iVoice Technology pursuant to the secured promissory note. This guaranty terminated on August 5, 2005.

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

     Cornell Capital Partners is under no obligation to purchase any shares of Class A Common Stock unless certain conditions are met by iVoice Technology, including listing our Class A Common Stock on the NASD Over-the-Counter Bulletin Board and having the registration statement relating to the SEDA declared effective. As of June 30, 2006, the Class A Common Stock is trading on the NASD Over-the-Counter Bulletin Board. If iVoice Technology cannot satisfy the remaining requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the SEDA, we will not be able to obtain sufficient capital resources to operate our business, and we have no current plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed.

Our inability to obtain sufficient financing would have an immediate material adverse effect on the Company, our financial condition, and our business. Management believes that its going-forward expenses for the twelve months following the date of this Report will be approximately $432,000, which includes salaries for iVoice Technology's officers and employees, and assuming iVoice Technologies has no revenues in such period, iVoice Technology expects to incur liabilities, for the year ended December 31, 2006, of approximately $432,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice, Inc. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and iVoice Technology is unable to obtain funds from the sale of our Class A Common Stock to Cornell Capital Partners, management believes that iVoice Technology can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

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

     On August 5, 2005, iVoice Technology assumed an aggregate of $190,000 in liabilities from iVoice, Inc. and iVoice, Inc. assigned to iVoice Technology assets having an aggregate book value of $10,000. iVoice Technology believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

     iVoice Technology assumed from iVoice, Inc. an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney. This amount is related to funds that had been loaned to iVoice, Inc. in July 2000 that was used to develop the IVR software business. The amount of $190,000 includes approximately $32,110 for interest on the original loan from Jerry Mahoney to iVoice, Inc. Pursuant to the terms of the promissory note, iVoice Technology, for value received, will pay to Mr. Mahoney the principal sum of $190,000 that will bear interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments will be due annually. All accrued interest becomes due on the date of any payment of the promissory note. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either
(i) one share of Class B Common Stock of iVoice Technology, par value $0.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest

During the six months ended June 30, 2006, the Company had a net decrease in cash of $15,576. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. The Company used $122,375 in cash for operating activities during the six months ended June 30, 2006. This was primarily the result of the cash used to fund the cash loss from current operating activities.

     CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities for the six months ended June 30, 2006 provided a total of $106,799 in cash. This consisted of net proceeds from the issuance of common stock through the equity financing agreement with Cornell Capital Partners.


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

ITEM 3.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the time period covered by this report, our chief executive officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended June 30, 2006, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control mover financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform time and effective reviews. However, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible control and procedures.


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


iVoice Technology, Inc.

By: /s/ Mark Meller                                 Date:     August 14, 2006
    -------------------------------------------------------------------------
      Mark Meller, President and
      Principal Financial Officer

INDEX OF EXHIBITS

          31.1 Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002