Form 10QSB
period 2006-09-30
iVoice Technology, Inc.
filed 2006-11-14
CIK 1307969

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares of Class A Common Stock, no par value, outstanding as of November 10, 2006: 28,351,983
================================================================================

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION

           Item 1.  Condensed Financial Statements (Unaudited)

                    Balance Sheet - September 30, 2006 .................       2

                    Statements of Operations -
                    For the nine months and three months ended
                    September 30, 2006 and 2005 ........................       3

                    Statements of Cash Flows -
                    For the nine months September 30, 2006 and 2005 ....       4

                    Notes to Condensed Financial Statements ............  5 - 16

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition or Plan of Operation ..................... 17 - 23

           Item 3.  Controls and Procedures ............................      24



PART II.   OTHER INFORMATION

           Item 6.  Exhibits ...........................................      25

                             IVOICE TECHNOLOGY, INC
                       CONDENSED BALANCE SHEET (Unaudited)
                               SEPTEMBER 30, 2006

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash and cash equivalents                                          $   213,657
Accounts receivable                                                     12,083
Prepaid expenses                                                         6,131
                                                                   -----------
      Total current assets                                             231,871

PROPERTY AND EQUIPMENT, NET                                              1,382
                                                                   -----------

TOTAL ASSETS                                                       $   233,253
                                                                   ===========

                      LIABILITIES & STOCKHOLDERS' (DEFICIT)
                      -------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $   549,193
Due to related parties                                                 158,262
Deferred maintenance contracts                                          16,300
Note payable to related parties                                        190,000
Sales tax payable                                                        1,033
Notes payable                                                          700,000
                                                                   -----------

      Total current liabilities                                      1,614,788
                                                                   -----------


STOCKHOLDERS' (DEFICIT)
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                       --
Common stock:
  Class A - no par value; authorized 10,000,000,000 shares;
   26,651,983 shares issued, 25,564,834 share outstanding and
   1,087,149 shares in escrow                                          264,509
  Class B - $.01 par value; authorized 50,000,000 shares;
   no shares issued and outstanding                                       --
  Class C - $.01 par value; authorized 20,000,000 shares;
   no shares issued and outstanding                                       --
Additional paid in capital                                           7,081,947
Accumulated deficit                                                 (8,727,991)
                                                                   -----------
      Total stockholders' (deficit)                                 (1,381,535)
                                                                   -----------

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)                        $   233,253
                                                                   ===========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                             IVOICE TECHNOLOGY, INC
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                 For Nine Months Ended             For the Three Months ended
                                                                     September 30,                        September 30,
                                                             ------------------------------      ------------------------------
                                                                 2006              2005              2006              2005
                                                             ------------      ------------      ------------      ------------
NET SALES                                                    $     63,475      $     94,756      $      5,425      $     23,918

COST OF SALES                                                       4,224               738               834              --
                                                             ------------      ------------      ------------      ------------

GROSS PROFIT                                                       59,251            94,018             4,591            23,918
                                                             ------------      ------------      ------------      ------------

SELLING GENERAL AND ADMINISTRATIVE EXPENSES
   Selling and marketing expenses                                     175            30,135              --               5,500
   General and administrative expenses                            289,493           413,102            87,376           239,131
   Research and development expenses                               33,323            30,000            12,231            30,000
   Depreciation expense                                               351               469               117               422
                                                             ------------      ------------      ------------      ------------
Total selling general and administrative expenses                 323,342           473,706            99,724           275,053
                                                             ------------      ------------      ------------      ------------

(LOSS) FROM OPERATIONS                                           (264,091)         (379,688)          (95,133)         (251,135)
                                                             ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
   Other income                                                     4,569             3,383             1,664             1,644
   Write-off of financing costs                                      --             (14,000)             --                --
   Interest expense                                              (154,975)          (56,449)          (31,010)          (40,090)
                                                             ------------      ------------      ------------      ------------
Total other income (expense)                                     (150,406)          (67,066)          (29,346)          (38,446)
                                                             ------------      ------------      ------------      ------------

(LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES         (414,497)         (446,754)         (124,479)         (289,581)

PROVISION FOR INCOME TAXES                                           --                --                --                --
                                                             ------------      ------------      ------------      ------------

NET (LOSS) APPLICABLE TO COMMON SHARES                       $   (414,497)     $   (446,754)     $   (124,479)     $   (289,581)
                                                             ============      ============      ============      ============

NET (LOSS) PER COMMON SHARE
   Basic and diluted                                         $      (0.02)     $      (0.04)     $      (0.01)     $      (0.03)
                                                             ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic and diluted                                           19,506,622        10,013,984        24,468,652        10,013,984
                                                             ============      ============      ============      ============

              The accompanying notes are an integral part of these
                         condensed financial statements.

                             IVOICE TECHNOLOGY, INC
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                     2006             2005
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                       $  (414,497)     $  (446,754)
   Adjustments to reconcile net (loss) to net cash (used in)
   operating activities
   Depreciation                                                          351              469
   Common stock issued for director fees                              17,176             --
   Common stock issued for legal services                             30,000             --
   Common stock issued for repayment of deferred compensation         64,874             --
   Changes in operating assets and liabilities:
      Decrease in accounts receivable                                 19,152           18,648
      (Increase) in prepaid expenses                                    (142)          (6,522)
      Increase in accounts payable and accrued liabilities            67,065          202,464
      (Decrease) in customer deposits                                (21,050)            --
      Increase in due to related parties                              49,337           83,245
      Increase (decrease) in deferred maintenance contracts            4,509          (24,297)
                                                                 -----------      -----------

      Net cash (used in) operating activities                       (183,225)        (172,747)
                                                                 -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock through equity financing                 139,334             --
   Cost of issuance of common stock through equity financing         (21,784)
   Net proceeds from sales of convertible debentures                    --            140,000
   Net Investment (return of capital) by iVoice Inc.                    --             (1,082)
                                                                 -----------      -----------

      Net cash provided by financing activities                      117,550          138,918
                                                                 -----------      -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                          (65,675)         (33,829)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      279,332          346,599
                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                        $   213,657      $   312,770
                                                                 ===========      ===========

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                              $      --        $    40,090
                                                                 ===========      ===========
   Income taxes                                                  $      --        $      --
                                                                 ===========      ===========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

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

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006

NOTE 1 - BACKGROUND (CONTINUED)
-------------------

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

NOTE 2 - BUSINESS OPERATIONS
----------------------------

The Company will continue to develop, market and license the Interactive Voice Response ("IVR"), software which was developed by iVoice. The Company's Interactive Voice Response line is designed to read information from and write information to, databases, as well as to query databases and return information.

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

As of September 30, 2006, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

Management plans on developing new products and increasing their sales to existing customers, to achieve profitability and to generate a positive cash flow. Management has also received assurances from Cornell Capital Partners that they can continue to draw down on their SEDA to fund the working capital needs.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006

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

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

c)   Revenue Recognition (Continued)

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

f)   Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. There were no advertising costs for the nine months ended September 30, 2006 and 2005.

g)   Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2006.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at September 30, 2006, were $121,436.

h)   Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------


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

j)   (Loss) Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The computation of basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.


The weighted shares used in the computation are as follows:

                            Nine Months ended           Three Months ended
                      ---------------------------   ---------------------------
                      September 30,  September 30,  September 30,  September 30,
                          2006           2005           2006           2005
                      ------------   ------------   ------------   ------------
Basic and Diluted
EPS Purposes            19,506,622     10,013,984     24,468,652     10,013,984


The company had no common stock equivalents at September 30, 2006.

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

k)   Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("FAS 123R"). FAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company implemented the revised standard in the fourth quarter of fiscal year 2005. The Adoption of FAS 123R has not had any effect on the financial Statement of the company.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

k)   Recent Accounting Pronouncements (Continued)

evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 is not anticipated to have a material impact on the Company's financial position or results of operations.

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on December 31, 2007.

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 4  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------

k)   Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and believes that such impact may be material.


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

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of iVoice Technology. This amount is related to funds loaned to iVoice and is unrelated to the operations of iVoice Technology. The note will bear interest at the rate of prime plus 2.0% per annum on the unpaid balance until paid. Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of September 30, 2006, the outstanding balance owed Mr. Mahoney is $190,000 plus accrued interest of $22,045.

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

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------

On September 26, 2006, Mr. Mahoney's employment agreement was amended whereby his position was revised, effective August 31, 2006, from Non-executive Chairman to President and Chief Executive Officer. All other terms and conditions remained unchanged. The Board has the option to pay Mr. Mahoney's compensation in the form of Class B Common Stock. Mr. Mahoney also will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. During the nine months ended September 30, 2006, Mr. Mahoney deferred $28,992 of his compensation and received 1,326,240 shares of Class A stock as a repayment of $11,140 of deferred compensation. As of September 30, 2006, the outstanding balance due to Mr. Mahoney is $104,402.

On August 29, 2005, the Company entered into an employment agreement with Mark Meller. Mr. Meller served as the Company's President, Chief Executive Officer and Chief Financial Officer until August 29, 2006. As compensation, the Company paid Mr. Meller a base salary of $85,000. Mr. Meller had agreed to defer all but $20,000 of his compensation until such time that Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation. The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock.

On August 30, 2006. Mr. Mahoney was elected to the position of President and Chief Executive Officer to serve until his replacement is elected and duly qualified, replacing Mark Meller, who has resigned. Effective August 30, 2006, Mr. Mahoney shall no longer serve as Non-executive Chairman of the Board, but shall continue to serve as the company Secretary.

During the nine months ended September 30, 2006, Mr. Meller received 1,326,240 shares of Class A stock as a repayment of $11,140 for deferred compensation. As of September 30, 2006, the outstanding balance due to Mr. Meller is $53,860.


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

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006

NOTE 6 - INCOME TAXES (CONTINUED)
---------------------

At September 30, 2006, deferred tax assets consist of the following:

     Deferred tax assets                  $  336,000
     Less: Valuation allowance              (336,000)
                                          ----------
           Net deferred tax assets             -0-
                                          ==========

At September 30, 2006, the Company had a federal net operating loss carry forward in the approximate amount of $987,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 7 - DEBT
-------------

On August 12 and November 19, 2004, iVoice Technology issued an aggregate of $560,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners L.P. The debentures were convertible at the option of the holder only after our Class A Common Stock has commenced trading on the Over-the-Counter Bulletin Board. On February 28, 2005, iVoice, Inc., on behalf of the Company, renegotiated the terms and conditions with the holders of its convertible debentures. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory notes are in the aggregate amount of $700,000, $560,000 loaned through the previously issued and exchanged convertible debentures in 2004 and $140,000 advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance. The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $140,000 was advanced to the Company. As of September 30, 2006, the balance on the promissory notes was $700,000 plus accrued interest of $148,354.

The promissory note bears interest at the rate of 12% per annum. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory notes matured on September 1, 2006 with a lump sum payment due of any remaining principal and/or interest. The Company is in default of the payment schedule and therefore, the balance has been recorded as a current liability. In addition, as a result of the default, the interest rate has been increased to 18%. To date, no weekly principal payments have been made.

NOTE 8 - STANDBY EQUITY DISTRIBUTION AGREEMENT
----------------------------------------------

On September 22, 2005, iVoice Technology entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell Capital Partners") (which was amended and restated on December 12, 2005) whereby Cornell agrees to purchase up to $10 million of the Company's Class A Common Stock over a two-year period. The shares issued under the SEDA must be first registered under the Securities Act of 1933, as amended. The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. As of September 30, 2006, the Company has sold 10,450,851 shares of Class A common stock to Cornell Capital for net proceeds of $117,550 net of fees and discounts of $21,784.

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 9 - CAPITAL STOCK
----------------------

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

a)   Preferred Stock

iVoice Technology is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of September 30, 2006, iVoice Technology has not issued any shares of Preferred Stock.

b)   Class A Common Stock

As of September 30, 2006, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 26,651,983 shares were issued and 25,564,834 were outstanding and 1,087,149 shares in escrow.

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

For the nine months ended September 30, 2006, the Company had the following transactions in its Class A common stock:

o The Company issued 2,652,480 shares of Class A common stock, with a total value of $22,280 to officers of the Company as repayment of accrued salaries. The fair market value of the shares was $64,874, resulting in a charge to beneficial interest of $42,594.

o The Company issued 1,000,000 shares of Class A common stock, with a total value of $10,482 for legal services of the Company as repayment of accrued legal fees. The fair market value of the shares was $30,000, resulting in a charge to beneficial interest of $19,518.

o The Company issued 572,519 shares of Class A common stock, with a total value of $6,000 for Director fees of the Company as repayment of accrued Director fees. The fair market value of the shares was $17,176, resulting in a charge to beneficial interest of $11,176.

o The Company issued 10,450,851 shares of Class A common stock per the Standby Equity Distribution Agreement with Cornell Capital valued at $139,334.

                             IVOICE TECHNOLOGY, INC.
         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006


NOTE 9 - CAPITAL STOCK (CONTINUED)
----------------------

c)   Class B Common Stock

As of September 30, 2006, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of September 30, 2006, no shares were issued or outstanding.

d)   Class C Common Stock

As of September 30, 2006, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of September 30, 2006, no shares were issued or outstanding.


NOTE 10 - STOCK OPTIONS PLANS
-----------------------------

Stock Option Plans

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.

The Company did not issue any stock options for the nine months ended September 30, 2006.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

However, Cornell Capital Partners is under no obligation to purchase any shares of our Class A Common Stock unless certain conditions are met by iVoice Technology, including completing the Spin-Off, listing our Class A Common Stock on the Over-the-Counter Bulletin Board and having a registration statement declared effective by the SEC of shares to be sold to Cornell Capital Partners pursuant to the Securities Act of 1933, as amended. [See "Liquidity and Capital Resources."] As of August 5, 2005, pursuant to the above-mentioned terms of the SEDA, iVoice Technology Class A Common Stock is listed and trades on the Over-the-Counter Bulletin Board and the Spin-Off has been completed.

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

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2005

          All of our revenues were derived from the sale or license of our interactive voice response software products, which enable a caller to obtain requested information in voice form from a local or non-local database. Total revenues for the nine months ended September 30, 2006 and September 30, 2005 were $63,475 and $94,756, respectively. The $31,281 decrease in revenue between the nine months ended September 30, 2006 and the nine months ended September 30, 2005 was primarily the result of lower maintenance sales. The low sales volume of the IVR business is attributable to the minimal resources made available for the sales and marketing of the interactive voice response software products. Management feels that the sales of the interactive voice response software products may increase if greater financial and operational resources were made available for the sales and marketing of the products

          Gross margin for the nine months ended September 30, 2006 and September 30, 2005 was $59,251 and $94,018, respectively. The decrease of $34,767 was primarily due to the reduced gross margin on the lower maintenance sales of $30,433, which carriers no direct costs.

          Total operating expenses decreased to $323,342 for the nine months ended September 30, 2006 from $473,706 for the nine months ended September 30, 2005, a decrease of $150,364. This decrease in the current nine months period is primarily attributable to decrease in legal and professional fees for $100,832 and the decrease in selling expense of $29,960.

          Total other income (expense) for the nine months ended September 30, 2006 was an expense of $150,406 as compared to expense of $67,066 for the nine months ended September 30, 2006, an increase of $83,340. During the nine months ended September 30, 2006, iVoice Technology recorded $154,975 of interest expense and $4,569 of interest income. During the nine months ended September 30, 2005, iVoice Technology allocated $14,000 for financing costs, $56,449 for interest expenses and $3,383 for other income. The finance costs were for fees paid to Cornell Capital Partners for additional financing arrangements. The other income was primarily from interest earned on the cash accounts. The interest expense was for accrued interest on promissory note to Cornell Capital Partners.

          Net loss for the nine months ended September 30, 2006 was $414,497 as compared to a loss of $446,754 for the nine months ended September 30, 2005. The decrease in net loss of $32,257 was the result of the factors discussed above.

          As of September 30, 2006, iVoice Technology had one full-time employee and one part-time employee.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

          All of our revenues were derived from the sale or license of our interactive voice response software products, which enable a caller to obtain requested information in voice form from a local or non-local database. Total revenues for the three months ended September 30, 2006 and September 30, 2005 were $5,425 and $23,918 respectively. The $18,493 decrease in revenue between the three months ended September 30, 2006 and the three months ended September 30, 2005 was the result of decrease of systems being sold in 2006 as compared to 2005. Prior to August 5, 2005, the IVR business has only operated as a division and/or subsidiary of iVoice and has never operated on a stand-alone basis. The low sales volume of the IVR business is attributable to the minimal resources made available by iVoice for the sales and marketing of the interactive voice response software products. Management feels that the sales of the interactive voice response software products may increase if greater financial and operational resources were made available for the sales and marketing of the products. If iVoice Technology can obtain funds under the SEDA, iVoice Technology will be able to devote more resources to operating the business. See "Liquidity and Capital Resources."

          Gross margin for the three months ended September 30, 2006 and September 30, 2005 was $4,591 and $23,918, respectively. Software and maintenance revenue has a very low direct cost content, so a reduction in Sales follows through to Gross margin.

          Total operating expenses decrease to $99,724 for the three months ended September 30, 2006 from $275,053 for the three months ended September 30, 2005, a decrease of $175,329. This decrease in the current three months period is primarily attributable to a decrease in legal and professional fees for $136,193, a decrease in Selling expense of $5,500 and a decrease in Research and development expense of $17,769.

          Total other income (expense) for the three months ended September 30, 2006 were an expense of $29,346 as compared to expense of $38,446 for the three months ended September 30, 2005, a decrease of $9,100. During the three months ended September 30, 2006, iVoice Technology recorded $31,010 of interest expense and $1,664 of other income. During the three months ended September 30, 2005, iVoice Technology recorded $40,090 for interest expense and $1,644 for other income. The other income was primarily from interest earned on the cash accounts. The interest expense was for accrued interest on related party debts and the promissory notes to Cornell Capital Partners.

          Net loss for the three months ended September 30, 2006 was $124,479 as compared to a loss of $289,581 for the three months ended September 30, 2005. The decrease in net loss of $165,102 was the result of the factors discussed above.

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

          Cornell Capital Partners is under no obligation to purchase any shares of Class A Common Stock unless certain conditions are met by iVoice Technology, including listing our Class A Common Stock on the NASD Over-the-Counter Bulletin Board and having the registration statement relating to the SEDA declared effective. As of September 30, 2006, the Class A Common Stock is trading on the NASD Over-the-Counter Bulletin Board. If iVoice Technology cannot satisfy the remaining requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the SEDA, we will not be able to obtain sufficient capital resources to operate our business, and we have no current plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on us, our financial condition and our business. Management believes that its going-forward expenses for the twelve months following the date of this Report will be approximately $432,000, which includes salaries for iVoice Technology's officers and employees, and assuming iVoice Technologies has no revenues in such period, iVoice Technology expects to incur liabilities of approximately $432,000 during the period. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and iVoice Technology is unable to obtain funds from the sale of our Class A Common Stock to Cornell Capital Partners, management believes that iVoice Technology can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

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

          During the nine months ended September 30, 2006, the Company had a net decrease in cash of $65,675. The Company's principal sources and uses of funds were as follows:

          CASH USED BY OPERATING ACTIVITIES. The Company used $183,225 in cash for operating activities during the nine months ended September 30, 2006. This was primarily the result of the cash used to fund the cash loss from current operating activities.

          CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities for the nine months ended September 30, 2006 provided a total of $117,550 in cash. This consisted of net proceeds from the issuance of common stock through the equity financing with Cornell Capital Partners.

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

ITEM 3.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended September 30, 2006, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible control and procedures.



CHANGES IN INTERNAL CONTROLS

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS

          10.1 Amendment No. 5 to the Employment Agreement dated August 1, 2004 (the "Employment Agreement"), by and between iVoice Technology, Inc., a New Jersey corporation and Jerome Mahoney filed with the Commission as Exhibit 10.1 on the Current Report on Form 8-K dated August 31, 2006 which is incorporated herein by reference.

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


iVoice Technology, Inc.


By: /s/ Jerome Mahoney                               Date: November 14, 2006
    ------------------------------------------------------------------------
    Jerome Mahoney, President and
    Principal Financial Officer

                                INDEX OF EXHIBITS



          10.1 Amendment No. 5 to the Employment Agreement dated August 1, 2004 (the "Employment Agreement"), by and between iVoice Technology, Inc., a New Jersey corporation and Jerome Mahoney filed with the Commission as Exhibit 10.1 on the Current Report on Form 8-K dated August 31, 2006 which is incorporated herein by reference.

          31.1 Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002