Form 10QSB/A
period 2006-06-30
iVoice Technology, Inc.
filed 2007-01-16
CIK 1307969

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)


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


Number of shares of Class A Common Stock, no par value, outstanding as of January 10, 2007: 28,351,983

Explanatory Note. Part I Item 3, Controls and Procedures has been revised.

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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended June 30, 2006, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls:

     A material weakness in the Company's internal controls existed as of June 30, 2006, due to the Company's limited number of employees. With regard to such personnel, there is a weakness as a result of the limited segregation of duties amongst the Company's employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

Subsequent to the notification from our independent registered public accounting firm, our chief executive officer evaluated our internal controls and concurred that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. However, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Other than the material weakness indicated above, no accounting errors or misstatements have been identified by our disclosure controls and procedures or by our independent registered public accounting firm that would have a material effect on our Financial Statements.

CHANGES IN INTERNAL CONTROLS

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

RISK FACTOR RELATED TO CONTROLS AND PROCEDURES

     THE COMPANY HAS A MATERIAL WEAKNESS IN INTERNAL CONTROLS DUE TO A LIMITED SEGREGATION OF DUTIES, AND IF THE COMPANY FAILS TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, IT MAY NOT BE ABLE TO ACCURATELY REPORT ITS FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN THE COMPANY'S FINANCIAL REPORTING WHICH COULD HARM THE TRADING PRICE OF THE COMPANY'S STOCK.

Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in the Company's reported financial information, which could have a negative effect on the trading price of the Company's stock. Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and the Company and its independent public accounting firm have identified this as a material weakness in the Company's internal controls. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

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


iVoice Technology, Inc.


By: /s/ Jerome Mahoney                              Date:    January 16, 2007
    -------------------------------------------------------------------------
      Jerome Mahoney, President and
      Principal Financial Officer

INDEX OF EXHIBITS

          31.1 Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002