Form 10QSB/A
period 2006-09-30
iVoice Technology, Inc.
filed 2007-01-16
CIK 1307969

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

Explanatory Note: Part I, Item 3, Controls and Procedures has been revised.

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


iVoice Technology, Inc.



By: /s/ Jerome Mahoney                                Date: January 16, 2007
    ------------------------------------------------------------------------
    Jerome Mahoney, President and
    Principal Financial Officer

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