Form 10QSB/A
period 2006-06-30
iVoice Technology, Inc.
filed 2007-02-07
CIK 1307969

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

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


Number of shares of Class A Common Stock, no par value, outstanding as of February 6, 2007: 28,351,983 Explanatory Note: Part I Item 3, Controls and Procedures has been revised.

================================================================================

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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended June 30, 2006, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weakness in our internal controls:

      A material weakness in the Company's internal controls existed as of June 30, 2006. The material weakness was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is the result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

Subsequent to the notification from our independent registered public accounting firm, our chief executive officer evaluated our internal controls and concurred that, since the date of the Company's separation from iVoice, Inc., our disclosure controls and procedures have not been effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

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

RISK FACTOR RELATED TO CONTROLS AND PROCEDURES

     The Company has limited segregation of duties amongst its employees with respect to the Company's preparation and review of the Company's financial statements due to the Company's limited number of employees, which is a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of the Company's stock.

Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in the Company's reported financial information, which could have a negative effect on the trading price of the Company's stock. Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and the Company and its independent public accounting firm have identified this as a material weakness in the Company's internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

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


iVoice Technology, Inc.


By: /s/ Jerome Mahoney                               Date: February 7, 2007
    ------------------
    Jerome Mahoney, President and
    Principal Financial Officer

                                INDEX OF EXHIBITS

     31.1 Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002