Form 10QSB/A
period 2006-09-30
iVoice Technology, Inc.
filed 2007-02-07
CIK 1307969

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

     A material weakness in the Company's internal controls existed as of September 30, 2006. The material weakness was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is the result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

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