Form 10KSB
period 2006-12-31
iVoice Technology, Inc.
filed 2007-04-02
CIK 1307969

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             IVOICE TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

          NEW JERSEY                                     20-1862731
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       750 HIGHWAY 34, MATAWAN, NJ                         07747
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (732) 441-7700

     Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $89,645

As of December 31, 2006, the Registrant had issued 28,351,983 Class A common stock shares, and 25,564,834 Class A common stock shares were outstanding, with 2,787,249 Class A common stock shares held in escrow. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $193,109 .

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
================================================================================

                                TABLE OF CONTENTS

PART I

Item 1.  Description of business                                              3
Item 2.  Description of property                                             31
Item 3.  Legal proceedings                                                   31
Item 4.  Submission of matters to a vote of security holders                 31

PART II

Item 5.  Market for common equity and related stockholder matters.           31
Item 6.  Management's discussion and analysis or plan of operations.         35
Item 7.  Financial statements                                                44
Item 8A. Controls & Procedures                                               45

PART III

Item 9.  Directors, executive officers, promoters and control persons,
         compliance with Section 16(a) of the Exchange Act                   47
Item 10. Executive compensation.                                             50
Item 11. Security ownership of certain beneficial owners and management      54
Item 12. Certain relationships and related transactions                      56

PART IV

Item 13. Exhibits                                                            57
Item 14. Principal Accountant Fees and Services                              62
         Signature                                                           62

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

OVERVIEW

iVoice Technology, Inc., which we refer to in this document as "iVoice Technology," "we", "us" or "the Company," was incorporated in New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). While iVoice has been engaged in the speech recognition software and computerized telephony business since 1997, iVoice management seeks to leverage the value of underutilized developed technology and believes that the transition to an independent company will provide iVoice Technology with greater access to capital. This should provide needed financial resources to potentially penetrate the market and distribute the product. In connection with the reorganization of iVoice, immediately prior to the distribution by dividend by iVoice to all of its stockholders of 10,013,984 shares of the Company's Class A Common Stock (the "Distribution") on August 5, 2005, iVoice transferred to iVoice Technology its Interactive Voice Response (IVR) software business and related liabilities, including all intellectual property of iVoice relating to the IVR software business. As such, iVoice Technology now owns and operates iVoice's IVR software business. iVoice has retained cash assets of approximately $11.1 million, no part of which was or will be transferred to iVoice Technology, and operating assets consisting of its iVoiceMail software and its portfolio of patents and patent rights. iVoice will also continue to seek additional operating income opportunities through potential acquisitions or investments.

iVoice Technology may seek to expand its operations through additional sales and marketing activities and the acquisition of additional businesses. Any potential acquired additional businesses may be outside the current field of operations of iVoice Technology. iVoice Technology may not be able to identify, successfully integrate or profitably manage any such businesses or operations. Currently, iVoice Technology has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions, and is not considering any potential acquisitions.

iVoice Technology intends to continue to develop market and license the IVR line of computerized telephony software. The IVR software is designed to enable a caller to obtain requested information in voice form from a local or non-local database and allow information in PC databases to be accessed from a standard touch-tone telephone using a telephone keypad or voice command.

iVoice Technology, Inc. was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology, Inc., a Nevada corporation and affiliate of the Company. These agreements, contracts, understandings and other instruments consisted of financing documentation, employment agreements and an administrative services agreement with iVoice. Since this assignment, iVoice Technology Nevada has no operating business, assets or known liabilities. When we refer to or describe any agreement, contract or other written instrument of iVoice Technology in this document, such references may be to an agreement, contract or other written instrument that had been entered into by iVoice Technology Nevada, and thereafter assigned to the Company.

Our principal office is located at 750 Highway 34, Matawan, New Jersey 07747. Our telephone number is (732) 441-7700. Our company website is located at www.ivoicetechnology.com. Our common stock is quoted on the OTC Bulleting Board under the trading symbol "IVOT".

OUR BUSINESS

iVoice Technology, Inc. (the "Company") was incorporated in New Jersey on November 10, 2004 as a wholly-owned subsidiary of iVoice, Inc. It is engaged in the design, manufacture, and marketing of specialized telecommunication equipment. As of December 31, 2006, the Company employed one full-time employee and one part-time employee. iVoice Technology may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses. Any potential acquired additional businesses may be outside the current field of operations of iVoice Technology. iVoice Technology may not be able to identify, successfully integrate or profitably manage any such businesses or operations. Currently, iVoice Technology has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

Our software products enable users to communicate more efficiently and effectively by integrating their traditional office telephone systems with interactive voice response, or "IVR" functions. Our products are designed to be "people oriented", with features that can be readily used with out special training and manuals. Our product line of iVoice IVR, incorporate this philosophy. iVoice Technology markets, promotes and sells its speech-enabled products primarily through telephony reseller channels. The Company also sell direct to end users in geographic locations where an authorized reseller does not exist. The Company is able to achieve greater profit margins through higher direct selling prices on direct sales orders.

iVoice Technology seeks to leverage the value of underutilized developed technology, and believes that the transition to an independent company will provide iVoice Technology with greater access to capital. This should provide needed financial resources to potentially penetrate the market and distribute the product. As such, iVoice Technology's business was formed from the contribution by iVoice of certain assets and related liabilities on August 5, 2005. In connection with the spin-off of iVoice Technology by iVoice, iVoice assigned and conveyed to iVoice Technology its IVR software business and related liabilities, including all intellectual property of iVoice relating to the IVR software business. The board and management of iVoice elected not to transfer any part of its working cash balance to iVoice Technology. Based upon the current intention of iVoice Technology not to conduct any research and development, or hire additional employees and instead focus on the sale of the existing IVR technology, the board has determined that, on balance, iVoice Technology has the ability to satisfy its working capital needs as a whole. The board and management of iVoice also determined that iVoice Technology has the ability to obtain financing to satisfy any addition working capital needs as a stand-alone company.

The emerging nature of the interactive voice response industry makes it difficult to assess the future growth of iVoice Technology.

The IVR software business has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, iVoice Technology's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. iVoice Technology has developed and maintained its own credit and banking relationships, and performs its own financial and investor relation functions. However, iVoice Technology may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

iVoice Technology has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs are expected to be provided, in large part, from the sale of Class A Common Stock to Cornell Capital Partners pursuant to the terms of the Standby Equity Distribution Agreement. However, Cornell Capital Partners is under no obligation to purchase any shares of our Class A Common Stock unless certain conditions are met by iVoice Technology, including having the registration statement declared effective by the Securities and Exchange Commission ("SEC"). If iVoice Technology cannot fund its working capital needs under the Standby Equity Distribution Agreement with Cornell Capital Partners, the Company will be unable to obtain sufficient capital resources to operate our business, since the Company currently has no other plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

The business of the Company is not seasonal. The Company maintains no special arrangements relating to working capital items, and as far as it is aware this is standard in the industry. None of the Company's present business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

PRODUCTS AND SERVICES

Our flagship product is IVR, an application generator that allows full connectivity to many databases, including Microsoft Access, Microsoft Excel, Microsoft Fox Pro, DBase, Btrieve, and Paradox, or to standard text files. IVR can be used to read information from, and write information to, databases, as well as query databases and return information. The IVR software is sold as an application generator that gives the end user the ability to develop their own customized IVR application or as a customized turnkey system. IVR performs over 40 different customizable commands. Examples of IVR range from simply selecting announcements from a list of options stored in the computer (also known as audio text) to more complex interactive exchanges such as querying a database for information.

Our products use standard open-architecture PC platforms and Microsoft Windows 2000 operating systems, thereby facilitating the rapid adoption of new PC-based technologies while reducing overall product costs. We have adapted our applications to integrate with different manufacturer telephone switches through the use of Telephony Application Program Interface or "TAPI". The use of TAPI, allows iVoice to integrate our applications into different telephone manufacturers Private Branch Exchange systems or "PBX's", eliminating the need for costly additional external hardware. We have traditionally used standard PC-related hardware components in our products, in part, to limit our need to manufacture components. Our manufacturing operations consist only of the installation of our proprietary software and, if required, a voiceboard, into a fully assembled PC system which we obtain from several different vendors. The Company obtains system components such as PCs, circuit boards, application cards, fax boards, and voice boards from various suppliers.

Properties can be set up for each command, as if the commands were being executed manually. IVR links a phone system to a database to provide customers with 24-hour immediate access to account information, via telephone. With IVR, polished IVR applications are quick and easy to install. No knowledge of computer programming and minimal database knowledge are needed. IVR will execute any created application when a caller dials in. Using DTMF (touch-tone telephones) or speech activation allows callers to interact with the system. Advanced database technology permits reading, writing, appending, searching and seeking database information. A user can record product inventory, set up games, keep a record of patients or customers, and perform other applications. The advanced, innovative technology, backed by a simple, easy-to-use drag-and-drop interface, makes writing applications simple.

The IVR software also incorporates an Internet access tool, which can be either connected to the IVR system or run as a standalone. This IVR system also has a graphical user interface and provides for Internet access to the system. Once logged onto the Internet, a user can gain access to the IVR system by clicking on a hypertext link for the user's browser. Upon entering the IVR system, the response prompts are in text form rather than voice form. The user can enter selections and get information by clicking on icons or choosing items from menus. Some of the Internet applications available are order processing and transactions, database integration, questions and queries, account status, delivery information, funds transfer, and claims information.

We are in the process of rolling out Version 3.0 of the IVR software, which incorporates certain upgrades designed to improve stability and performance of the software. Only minor changes are being made to the user interface, and there are no material new features that are readily apparent to the end user. We currently have no plans to engage in future research and development or to launch any additional versions of the IVR software or other products.

SALES AND MARKETING

The IVR enterprise market is characterized by a business environment that has goals to improve customer communication and personalization as well as reduce the costs of customer contact, a historically time-and-money intensive operation. Furthermore, consumers are increasingly taking charge of this important interaction between enterprise and consumer; deciding where, when and how they want this communication. To address this new business paradigm, enterprises are increasingly applying innovative wireless, speech and web technologies to leverage existing customer service infrastructures in the creation of interactive, self-directed service applications. These new applications are designed to put the customer in control of the delivery of the information, while allowing the enterprise control of the data. This serves to address the enterprise's objectives of improving the customer experience and reducing operating costs.

The Company's strengths are reflected in the IVR enterprise market as part of a suite of offerings that can be delivered as components or as part of a total, turnkey solution. These IVR solutions use the latest in technology to allow enterprises to automate increasingly complex interactions, enabling businesses to provide quick and timely communications with customers and business partners. Such technology enables enterprises to communicate with their customers through voice, web, e-mail, facsimile and other forms of communication on a variety of devices, including telephones, PCs, mobile phones and personal digital assistants ("PDA's").

iVoice Technology will market its products directly and through more than 100 domestic and international re-sellers. The Company intends to enter into arrangements with resellers to broaden distribution channels and to increase its sales penetration to specific markets and industries. Distributors will be selected based on their access to the markets, industries and customers that are candidates for the products.

The Company is actively seeking strategic relationships with companies to build its developing partner program. The partner program will be built by establishing relationships in basic areas consisting of software and technology solution partners and system integration partners. These relationships will enhance the Company's technological strength, improve its market position, facilitate shorter time-to-market, enhance its ability to deliver end-to-end solutions, and broaden its market coverage.

Developing market possibilities will be crucial to our success. However, we cannot provide any assurance that we will be able to effectively market and sell our products for these uses or that they will be accepted by our perceived market.

iVoice markets, promotes and sells its speech-enabled products through telephony reseller channels, telephone equipment manufacturer distributor networks as well as directly to end users. Management believes it can leverage those resellers' existing customer bases and obtain a wider distribution network for its products through already established channels. The Company also sells direct to end users in geographic locations where an authorized reseller does not exist. On direct sales orders, the Company is able to achieve greater profit margins through higher direct selling prices iVoice has focused its efforts on developing its dealer and reseller channels. Management believes it can leverage already existing telephone equipment manufacturer reseller channels by integrating its speech recognition software directly into their established revenue producing product lines. We estimate that each major telephony equipment manufacturer has an estimated 150-600 authorized dealers and resellers throughout North America. The introduction of an entirely TAPI (Telephone Application Program Interface) based Speech Enabled Auto Attendant and Name Dialer, allows integration into different PBX systems (telephone switches) without the need for additional hardware devices making for a more economical installation. Although concentration on resellers is the predominate and preferred sales channel, the Company also sells directly to end-users via its direct sales force providing management with information on market trends and changing customer needs. The direct channel also provides an avenue more suitable for iVoice IVR applications that often require customized development, which is usually difficult to provide through the reseller network.

Our marketing strategy emphasizes our user-friendly PC-based processing applications that offer integrated access to a broad range of communication mediums with other people and information sources. Our strategy is built around the following basic elements:

EMPHASIZE SOFTWARE, NOT HARDWARE. We concentrate on software that meets our clients' needs rather than on designing or modifying hardware. This allows us to create the most value from our products and results in significantly higher profit margins than systems and applications that require expensive hardware components.

USE OF STANDARD, MICROSOFT WINDOWS-BASED ARCHITECTURE, OPEN SYSTEMS AND HARDWARE. Our products use standard, open-architecture PC platforms and operating systems rather than proprietary computer hardware and operating systems. As a result, we can quickly adapt to new PC-based technologies, leveraging the substantial investments made by third parties in developing these new technologies for the PC environment. In addition, using readily available hardware components and software minimizes our manufacturing activity, and thereby reduces the overall cost of our products.

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

MANAGE OEM AND RESELLER ACCOUNTS

While we have traditionally sold our product primarily on a direct basis, with our existing officers and employees fulfilling orders received by telephone and the internet, we will seek to obtain new OEM and reseller relationships that will serve as an extension of our sales team which has yet to be hired. We currently have no strategic alliances with any OEMs or resellers other than the existing relationship between iVoice's resellers and iVoice that are being transferred to us by iVoice for our benefit, nor do we have any current material negotiations with any OEM or other reseller. Ideally, an OEM agreement, which provides distribution of our software product along with the manufacturers own telecommunication equipment, could produce the most widespread distribution and acceptance of our product at minimal distribution costs. Many of the OEMs have extensive and established reseller channels that could provide an avenue of distribution for our software. To effectively manage these accounts, we will need to provide these resellers with product literature, pricing, and sales leads as well as technical training and support.

DISTRIBUTION

As a product line of iVoice, Inc., IVR has produced sales revenues for the past three fiscal years. In the past, iVoice devoted limited resources to the marketing of IVR. The Company's future revenues depend on its ability to develop a customer base through the establishment of a reseller channel using various marketing and sales promotions.

iVoice Technology will market its products directly, with a sales force, and through more than 100 domestic and international re-sellers. iVoice Technology intends to enter into arrangements with resellers to broaden distribution channels and to increase its sales penetration to specific markets and industries. Distributors will be selected based on their access to the markets, industries and customers that are candidates for the products.

COMPETITION

The Company competes generally with a number of other manufacturers of supplemental telecommunications software, telecommunications integrators, as well as application service providers (ASPs), which provide IVR software to other businesses and organizations either through internet servers or telecommunication servers. System design and engineering, application technical features, built-in speech recognition capabilities and simplicity of user implementation and administration are the principal characteristics of our IVR that differentiates it from competing products. The markets in which we compete are the IVR enterprise market, in which the customers are generally direct end users, and smaller clients with limited capacity requirements and revenue per contract, and the IVR enhanced services market, which consists primarily of service providers and other large organizations that require a greater level of capacity and features.

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

SUPPLIERS

As is customary in the telecommunications industry, the Company produces its products from readily available components purchased from a variety of manufacturers. Printed circuit boards and housings are contracted for manufacture according to Company specifications from among many available suppliers. Our suppliers include Dialogic Corporation (an Intel company) that distributes through a network of resellers for voice boards, and iTox, Inc., Dell and Amer.com, Inc. for computer hardware components. Since our products are based and run on standard PC architecture, and as result of iVoice's recent integration with

TAPI, we do not rely on any one specific supplier for its system components. We have not experienced any supply shortages with respect to the components used in systems or developed applications.

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

RESEARCH AND DEVELOPMENT

We are in the process of rolling out Version 3.0 of the IVR software, which incorporates certain upgrades designed to improve stability and performance of the software. Only minor changes are being made to the user interface, and there are no material new features that are readily apparent to the end user. We currently have no plans to engage in future research and development or to launch any additional versions of the IVR software or other products.

iVoice Technology considers its current products to be competitive with products offered by others in its industry segment. It does not foresee spending any significant capital on new product development in the foreseeable future.

For the year ending December 31, 2006 and 2005, research and development expenditures consisted of salaries and wages to technical staff $43,771 and $36,700, respectively, and $0 in technical hardware supplies, software tool-kits and technical publications.

BUSINESS DEVELOPMENT

Business development objectives at iVoice Technology will be to focus on two primary functions as listed below:

1. Negotiate and secure strategic alliances related to our IVR products; and

2. Negotiate, secure and manage Original Equipment Manufacturer (OEM) and reseller accounts.


STRATEGIC ALLIANCES

iVoice Technology's business development efforts will seek to engage and secure strategic alliances with related telecommunications businesses and professional organizations in order to develop co-marketing programs that will expand market share for our products and develop brand recognition. By entering into strategic alliances with companies that offer telecommunications devices or services to businesses or professional organizations whereby appointment setting and scheduling are of vital importance, we will seek to obtain access to an installed customer base as well as new sales opportunities of our products.

LICENSES

We have a worldwide, non-exclusive, irrevocable, royalty-free, fully paid license from Entropic, Inc., a Microsoft company, to incorporate their speech engine into customized software applications for our customers.

EMPLOYEES

At December 31, 2006, we had one full-time employee and one part-time employee as well as a part-time consultant. Our employees are not covered by labor union contracts or collective bargaining agreements..

We have entered into an employment agreement with our President, Chief Executive Officer and Secretary (Mr. Mahoney). Mr. Mahoney will not provide services to iVoice Technology on a full-time basis. Many services that would be provided by employees are currently being provided to iVoice Technology by iVoice under the administrative services agreement. We do not currently have any plans to hire additional personnel and we expect our current officers and directors to continue to fulfill orders received by telephone and the internet for iVoice Technology products. However, if iVoice Technology can obtain funds under the equity line of credit, iVoice Technology will be able to devote more resources to expanding its personnel.

Within the industry, competition for key technical and management personnel is intense, and there can be no assurance that we can retain our future key technical and managerial employees or that, should we seek to add or replace key personnel, we can assimilate or retain other highly qualified technical and managerial personnel in the future.

RISK FACTORS

In addition to other information in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

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

Additional risks and uncertainties not currently known or deemed to be immaterial also may materially adversely affect the business, financial condition and/or operating results.

WE HAVE A LIMITED OPERATING HISTORY AND WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES IN THE EARLY STAGE MAY FACE.

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

WE HAVE A LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND MAY BE UNABLE TO OPERATE PROFITABLY AS A STAND-ALONE COMPANY.

Although iVoice has operated as a reporting public company since 2000 and has sold computerized telephony software since 1997, iVoice Technology only has limited operating history as an independent public company. Historically, since the businesses that comprise each of iVoice Technology and iVoice have been under one ultimate parent, they have been able to rely, to some degree, on the earnings, assets, and cash flow of each other for capital requirements. Now that the Distribution has occurred, iVoice Technology is able to rely only on the IVR software business for such requirements. iVoice operated the IVR software business from the fourth quarter of 1999 until August 5, 2005. The IVR software business has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, iVoice Technology's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Now that the Distribution has occurred, iVoice Technology will maintain its own credit and banking relationships and perform its own financial and investor relations functions. iVoice Technology may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

WE HAVE A HISTORY OF LOSSES AND CASH FLOW SHORTFALLS

iVoice, of which iVoice Technology was a part, has incurred recurring operating losses. The IVR software business had net losses of approximately $368,875 and $775,585 for the years ended December 31, 2006 and 2005, respectively, and cash used in operations of approximately $217,801and $207,267 during the years ended December 31, 2006 and 2005, respectively. iVoice has been and may, in the future, be dependent upon outside and related party financing to develop and market their software products, perform their business development activities, and provide for ongoing working capital requirements. During the years ended December 31, 2006 and December 31, 2005, substantially all of this financing was provided by iVoice, Inc. and Cornell Capital Partners. There can be no assurance that iVoice Technology will have operations separately that fare any better than those of iVoice.

OUR HISTORICAL INFORMATION HAS LIMITED RELEVANCE TO OUR RESULTS OF OPERATIONS AS A SEPARATE COMPANY.

The historical financial information we have included in this report does not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. This is because iVoice did not account for us as, and we were not operated as, a single stand-alone business for the periods presented. For more information about the preparation of our financial statements from the financial statements of iVoice, see "Footnotes to Financial Statements" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS THAT DESCRIBES UNCERTAINITY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

iVoice Technology has received a report from its independent auditors for the fiscal years ended December 31, 2006 and December 31, 2005 containing an explanatory paragraph that describes the uncertainty regarding the Company's ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors' opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to our financial statements as a result of the going concern modification to the report of our independent registered public accounting firm. If we become unable to continue as a going concern, we could have to liquidate our assets, which means that we are likely to receive significantly less for those assets than the values at which such assets are carried on our financial statements Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

There can be no assurance that management's plans will be successful, and other unforeseeable actions may become necessary. Any inability to raise capital may require us to reduce the level of our operations. Such actions would have a material adverse effect on us, our business, and operations and result in charges that would be material to our business and results of operations.

WE CANNOT ACCURATELY FORECAST OUR FUTURE REVENUES AND OPERATING RESULTS, WHICH MAY FLUCTUATE.

Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Our operating results are unpredictable, and we expect them to fluctuate in the future due to a number of factors, including the following:

o the timing of sales of our products and services, particularly in light of our minimal sales history;

o    the introduction of competitive products by existing or new competitors;

o    reduced demand for any given product;

o    difficulty in keeping current with changing technologies;

o    unexpected delays in introducing new products, new features and services;

o    the timing of product implementation, particularly large design projects;

o increased or uneven expenses, whether related to sales and marketing, product development, or administration;

o deferral of recognition of our revenue in accordance with applicable accounting principles, due to the time required to complete projects;

o seasonality in the end-of-period buying patterns of foreign and domestic markets;

o    the mix of product license and services revenue; and

o    costs related to possible acquisitions of technology or businesses.

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If this is the case, he market price of our stock would likely decline.

WE HAVE IN THE PAST AND MAY IN THE FUTURE SELL ADDITIONAL UNREGISTERED CONVERTIBLE SECURITIES, POSSIBLY WITHOUT LIMITATIONS ON THE NUMBER OF SHARES OF COMMON STOCK THE SECURITIES ARE CONVERTIBLE INTO, WHICH COULD DILUTE THE VALUE OF THE HOLGINGS OF CURRENT STOCKHOLDERS AND HAVE OTHER DETRIMENTAL EFFECTS ON YOUR HOLDINGS.

We have relied on the private placement of convertible debentures and promissory notes to obtain working capital and may continue to do so in the future. As December 31, 2006, we have outstanding convertible obligations. The promissory note of $178,860 at December 31, 2006, deferred compensation of $125,540, (plus accrued interest of $29,738) owing to Mr. Mahoney provides that, at Mr. Mahoney's option, principal and interest due on the note can be converted into shares of the Company's Class B Common Stock, which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price of at which iVoice Technology had ever issued its Class A Common Stock. There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations.

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

LOSS OF THE SERVICES OF KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICE OR OUR DIRECTORS COULD MATERIALLY HARM OUR BUSINESS.

We are dependent on our key officers and directors, including Jerome R. Mahoney, our President, Chief Executive Officer, Chief Financial Officer and Secretary. The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. To minimize the effects of such loss, iVoice Technology has entered into an employment contract with Jerome Mahoney.

OUR FUTURE BUSINESS ACQUISITIONS MAY BE UNPREDICTABLE AND MAY CAUSE OUR BUSINESS TO SUFFER.

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

MEMBERS OF OUR BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST AFTER THE DISTRIBUTION; WE DO NOT HAVE ANY FORMAL PROCEDURES FOR RESOLVING CONFLICTS IN THE FUTURE.

Mr. Mahoney, a member of the board of directors, owns iVoice shares and has the right to convert $304,200 of loans and deferred compensation and $29,738 of accrued and unpaid interest into 333,938 shares of iVoice Technology Class B Common Stock which are convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock. In addition, Mr. Mahoney has the right to convert the amount of all accrued and unpaid interest on such indebtedness into 1 share of iVoice Technology Class B Common Stock for each dollar of accrued and unpaid interest. As of the date of this filing, accrued and unpaid interest on this indebtedness was $29,738. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. In addition, Mr. Mahoney, the Non-Executive Chairman of the Board of iVoice Technology serves as the Chairman of the Board and Chief Executive Officer of iVoice and we anticipate that he will continue to serve in such capacities. These relationships could create, or appear to create, potential conflicts of interest when iVoice Technology's directors and management are faced with decisions that could have different implications for iVoice Technology and iVoice. For example, Mr. Mahoney may experience conflicts of interest with respect to the allocation of his time, services and functions among iVoice, iVoice Technology and any other projects. Other examples could include potential business acquisitions that would be suitable for either iVoice Technology or iVoice, activities undertaken by iVoice in the future that could be in direct competition with iVoice Technology, or the resolution of disputes arising out of the agreements governing the relationship between iVoice and iVoice Technology following the Distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of iVoice Technology following the Distribution. Furthermore, iVoice Technology does not have any formal procedure for resolving such conflicts of interest should they arise following the Distribution.


OUR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND FAILURE TO ADAPT OUR PRODUCT DEVELOPMENT TO THESE CHANGES MAY CAUSE OUR PRODUCTS TO BECCOME OBSOLETE.

We participate in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Future technology or market changes may cause some of our products to become obsolete more quickly than expected.


OUR SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE BUSINESSES.

On September 22, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners (which was amended and restated on December 12, 2005) to provide a $10 million standby equity line of credit. If working capital or future acquisitions are financed through the issuance of equity securities, such as through the sale of our Class A Common Stock on the terms of the Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. (see "Certain Relationships and Related Transactions" beginning on page 52), iVoice Technology stockholders would experience significant dilution. In addition, the conversion of outstanding debt obligations into equity securities would have a dilutive effect on iVoice Technology shareholders. Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the iVoice Technology Class A Common Stock.

Except for the potential sale of our Class A Common Stock to Cornell Capital Partners on the terms of the Standby Equity Distribution Agreement, iVoice Technology currently has no expectations or plans to conduct future equity offerings. Management believes that if the transactions contemplated by the Standby Equity Distribution Agreement are consummated, the Company will have sufficient capital resources to conduct its business as currently planned over the 12-month period following the effectiveness of the registration statement of which this Report is a part.

Cornell Capital Partners is under no obligation to purchase shares of Class A Common Stock under the Standby Equity Distribution Agreement unless certain conditions are satisfied by iVoice Technology, including having the registration statement relating to such Class A Common Stock and of which this Report is a part declared effective. If iVoice Technology cannot satisfy the requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the Standby Equity Distribution Agreement, we will not have sufficient capital resources to conduct our business on a long-term basis, which would have a material adverse effect on our financial condition and us. Management believes that its going-forward expenses over the next 12 months will be approximately $432,000 and, assuming that iVoice Technologies has no revenues, iVoice Technologies expects to have additional liabilities of approximately $432,000, which includes salaries for iVoice Technology's officers and employees. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. Management believes that the cash available from the proceeds of the secured promissory note will more than cover the deficiency between the Company's expenses and net revenues. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and iVoice Technology is unable to obtain funds from the equity line of credit, management believes that iVoice Technology can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

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


WE FACE INTENSE PRICE-BASED COMPETITION FOR LICENSING OF ITS PRODUCTS WHICH COULD REDUCE PROFIT MARGINS.

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

WE MAY BE UNSUCCESSFUL IN ADAPTING TO CHANGES IN THE DYNAMIC TECHNOLOGICAL ENVIRONMNET OF TELECOMMUNICATIONS IN A TIMELY MANNER.

Critical issues concerning the commercial use of telecommunications, including security, reliability, cost, ease of use, accessibility, quality of service or potential tax or other government regulation, remain unresolved and may affect the use of telecommunications as a medium to distribute or support our software products and the functionality of some of our products. If we are unsuccessful in timely assimilating changes in the telecommunications environment into our business operations and product development efforts, our future net revenues and operating results could be adversely affected.

WE MAY BE UNSUCCESSFUL IN CONTINUING EXISTING DISTRIBUTION CHANNELS OR IN DEVELOPING NEW DISTRIBUTION CHANNELS.

Due to our limited operating history, we currently offer products directly to end-users and through dealer and reseller channels established by iVoice. We assumed iVoice's relationships and contractual arrangements with these dealers and resellers. However, there can be no assurance that these dealers and resellers will wish to continue their existing arrangements, or create new arrangements, with us. If we cannot continue to use iVoice's existing dealer and reseller channels, we will need to develop a new network of dealers and resellers. However, we may not be able to effectively develop our own network of resellers and dealers to distribute our software products. If we cannot assume iVoice's existing distribution channels and we cannot develop our own new distribution channels, this would have a material adverse effect on our financial condition and us. The adoption of new channels may adversely impact existing channels and/or product pricing, which may reduce our future revenues and profitability.

RESTRICTIVE PRODUCT RETURNS POLICIES MAY LIMIT OUR SALES AND PENETRAION INTO THE MARKETPLACE.

iVoice Technology only permits returns from authorized dealers and resellers of unused inventory, subject to the consent of the Company and a twenty-five percent restocking fee. End users who purchase products directly from iVoice Technology may not return such products to iVoice Technology under any circumstances. Such policies may deter resellers and end users from purchasing our products in a competitive and quickly evolving marketplace, and have a material adverse effect on our ability to remain competitive with similar products. We do not have any material relationship with any single distributor or reseller. We do not have any material relationship with any single distributor or reseller.

WE MAY DEPEND ON DISTRIBUTION BY RESELLERS AND DISTRIBUTORS FOR A SIGNIFICANT PORTION OF REVENUES.

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

THE LIMITED SCOPE OF RESULTS OF OUR RESEARCH AND DEVELOPMENT MAY LIMIT OUR ABILITY TO EXPAND OR MAINTAIN ITS SALES AND PRODUCTS IN A COMPETITIVE MARKETPLACE.

iVoice Technology currently has no plans to engage in research and development of new products or improvements on existing technologies. Failure to engage in such research and to develop new technologies or products or upgrades, enhancements, applications or uses for existing technologies may place iVoice Technology at a competitive disadvantage in the marketplace for its products. As no current research and development program currently exists within iVoice Technology, any future research and development programs could cause us to incur substantial fixed costs, which may result in such programs being prohibitively expensive to initiate without substantial additional financing being obtained on favorable terms. Also, the lack of any current research and development program may result in an extended launch period for a research and development program at a point in our business when time is of the essence. These delays could have a material adverse effect on the amount and timing of future revenues.

Such limited research and development may also adversely affect the ability of iVoice Technology to test any new technologies, which may be established in the future in order to determine if they are successful. If they are not technologically successful, our resulting products may not achieve market acceptance and our products may not compete effectively with products of our competitors currently in the market or introduced in the future.

IF WE MUST RESTRUCTURE OUR OPERATIONS, VALUABLE RESOURCES WILL BE DIVERTED FROM OTHER BUSINESS OBJECTIVES.

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

POTENTIAL SOFTWARE DEFECTS AND PRODUCT LIABILTY COULD RESULT IN DELAYS IN MARKET ACCEPTANCE, UNEXPECTED COSTS AND DIMINSIHED OPERATING RESULTS.

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

WE RELY ON THIRD PARTY TECHNOLOGIES, WHICH MAY NOT SUPPORT OUR PRODUCTS.

Our software products are designed to run on the Microsoft(R) Windows(R) operating system and with industry standard hardware. Although we believe that the operating systems and necessary hardware are and will be widely utilized by businesses in the corporate market, businesses may not actually adopt such technologies as anticipated or may in the future migrate to other computing technologies that we do not support. Moreover, if our products and technology are not compatible with new developments from industry leaders, such as Microsoft, our business, results of operations and financial condition could be materially and adversely affected.

WE FACE AGGRESSIVE COMPETITION IN MANY AREAS OF THE BUSINESS, AND THE BUSINESS WILL BE HARMED IF WE FAIL TO COMPETE EFFECTIVELY.

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

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS WHEN NEEDED.

We are dependent on external financing to fund our operations. Our financing needs are expected to be provided through the possible sale of our Class A Common Stock on the terms of the Standby Equity Distribution Agreement with Cornell Capital Partners.

However, Cornell Capital Partners is under no obligation to purchase any shares of our Class A Common Stock under the Standby Equity Distribution Agreement, unless we satisfy certain conditions, including the registration statement relating to such Class A Common Stock having been declared effective. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation - Liquidity and Capital Resources." If iVoice Technology cannot satisfy the conditions for drawing on the equity line of credit, we will not have sufficient capital resources to operate our business, and we have no current plans to obtain other financing. We cannot assure you that we will be able to access financing under the Standby Equity Distribution Agreement in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition, our business and us.

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

MR. JEROME MAHONEY, THE NON-EXECUTIVE CHAIRMAN OF THE BOARD OF IVOICE TECHNOLOY MAY HAVE CONTROL OVER OUR MANAGEMENT AND DIRECTION.

Mr. Mahoney will have the right to convert $304,200 of indebtedness and deferred compensation, together with accrued but unpaid interest of $29,738, into 333,938 shares of iVoice Technology Class B Common Stock, which Class B Common Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock. Interest accrues on the outstanding principal balance of the note at a rate of 2% per annum. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. If Mr. Mahoney converts his indebtedness into 334,032 shares of Class B Common Stock, he will have voting rights equal to 33,403,200 shares of Class A Common Stock and will have control over the management and direction of iVoice Technology, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.

OUR MANAGEMENT TEAM IS NEW AND ITS WORKING RELATIONSHIPS UNTESTED.

We have only recently assembled our management team as part of the Distribution and changes in our operating structure. Some members of our management team have worked with each other in the past, although at this time we cannot assess the effectiveness of their working relationships after the Distribution. As a result, we may be unable to effectively develop and sell our software products and iVoice Technology, as a business, may fail.

WE RELY ON INTELECTUAL AND PROPRIETARY RIGHTS WHICH MAY NOT REMAIN UNIQUE TO US.

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

WE MAY BECOME INVOLVED IN FUTURE LITIGATION, WHICH MAY RESULT IN SUBSTANTIAL EXPENSE AND MAY DIVERT OUR ATTENTION FROM THE IMPLEMENTATION OF OUR BUSINESS STRATEGY.

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

In addition, third parties who claim that our products infringe the intellectual property rights of others may sue us. This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether valid or not, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a material adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

o cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely effect our revenue;

o obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

o    redesign our products, which would be costly and time-consuming.

WE MAY INCUR INCREASED EXPENSES AFTER THE ADMINISTRATIVE SERVICES AGREEMENT WITH IVOICE IS TERMINATED.

In connection with its spin-off, iVoice Technology entered into an administrative services agreement with iVoice. Under this agreement, iVoice is providing iVoice Technology with services in such areas as inventory purchasing, material and inventory control, employee benefits administration, payroll, financial accounting and reporting, and other areas where iVoice Technology needs assistance and support. The agreement will continue on a month-to-month basis. Upon termination of the agreement, iVoice Technology will be required to obtain such services from a third party or increase its headcount to provide such services. This could be more expensive than the fees which iVoice Technology has been required to pay under the administrative services agreement.

WE HAVE A MATERIAL WEAKNESS IN INTERNAL CONTROLS DUE TO A LIMITED SEGREGATION OF DUTIES, AND IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL REULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPROTING WHICH COULD HARM OUR TRADING PRICE.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in the our reported financial information, which could have a negative effect on the trading price of the our stock. Management has found it necessary to limit our administrative staffing in order to conserve cash, until the our level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and we and our independent public accounting firm have identified this as a material weakness in the our internal controls. Despite the limited number of administrative employees and limited segregation of duties, management believes that our administrative employees are capable of following our disclosure controls and procedures effectively.

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

OUR SUCCESS IS HIGHLY DEPENDENT UPON OUR ABILITY TO COMPETE AGAINST COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE HAVE.

The call-processing and voice-recognition industries are highly competitive, and we believe that this competition will intensify. The segment of the voice-recognition industry that supplies call-processing systems to businesses is also extremely competitive. Many of our competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger client bases than we do. Our competitors could use these resources to develop products that are more effective or less costly than any or all of our products or that could render any or all of our products obsolete. Our competitors could also use their economic strength to influence the market to continue to buy their existing products. Industry analysts recognize Nuance Communications, Inc. and SpeechWorks International, Inc., a wholly-owned subsidiary of ScanSoft, Inc., as the market leaders in our industry. Nuance sells software to a broad range of companies directly and through a channel of resellers. Nuance's five largest resellers, based on revenue in 2002, were Nortel Networks, Edify (a subsidiary of S1 Corporation), Motorola, Syntellect and Avaya. Speechworks' clients include, among others, America Online, Amtrak, AT&T, Aetna, Bell Canada, Continental Airlines, Ford Motor Company, France Telecom, GMAC

Commercial Mortgage, Jaguar Cars, Microsoft, Neiman Marcus, Nortel Networks, Quantas Airlines, The Boeing Company, The Hartford Insurance, Thrifty Car Rental, Ticketmaster, United Airlines, U.S. Postal Service, Wachovia/First Union Corporation, and Yahoo.

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

The protection provided by our patents, and patent applications if issued, may not be broad enough to prevent competitors from introducing similar products into the market. The courts of any jurisdiction, if challenged or if we attempt to enforce them, may not uphold our patents. Numerous publications may have been disclosed by, and numerous patents may have been issued to, our competitors and others relating to methods of dialysis of which we are not aware and additional patents relating to methods of dialysis may be issued to our competitors and others in the future. If any of those publications or patents conflict with our patent rights, or cover our products, then any or all of our patent applications could be rejected and any or all of our granted patents could be invalidated, either of which could materially adversely affect our competitive position.

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

FUTURE SALES BY OUR STOCKHOLDERS MAY DVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

Sales of our common stock in the public market could lower the market price of our Class A Common Stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

Upon issuance of the maximum number of shares being registered in connection with the equity line of credit, and taking into account the structuring fee, the commitment fee and the placement agent fee, there will be an additional 1,053,506,579 shares of Class A Common Stock outstanding. All of these shares of our Class A Common Stock may be immediately resold in the public market.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK" WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3A51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

     o    with a price of less than $5.00 per share;

     o    that are not traded on a "recognized" national exchange;

     o whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

     o in issuers with net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investor for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

IF WE ARE ABLE TO SELL SHARES OF OUR CLASS A COMMON STOCK TO CORNELL CAPITAL PARTNERS, STOCKHOLDERS WOULD EXPERIENCE SIGNIFICANT DILUTION FROM SALE OF SUCH SHARES.

Under the terms our equity line of credit with Cornell Capital Partners, if we satisfy the conditions therein, iVoice Technology may issue and sell to Cornell Capital Partners shares of Class A Common Stock for a total purchase price of up to $10.0 million. As stated above under " -- We may not be able to access sufficient funds when needed," our agreement with Cornell Capital Partners provides that our ability to obtain funds will be subject to the satisfaction of certain conditions that we may not be able to satisfy. See also "Management's Discussion and Analysis of Financial Condition or Plan of Operation - Liquidity and Capital Resources." If we are able to sell such shares of Class A Common Stock to Cornell Capital Partners, such sale of shares will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our Class A Common Stock could decline. In addition, if our stock price declines, the price at which we sell such shares to Cornell Capital Partners could decrease, and we would need to issue a greater number of shares of our Class A Common Stock under the Standby Equity Distribution Agreement. If our stock price is lower, then iVoice Technology stockholders would experience greater dilution.

THE INVESTOR UNDER THE LINE OF CREDIT WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR CLASS A COMMON STOCK.

The Class A Common Stock to be issued under the equity line of credit will be issued at a 5% discount to the lowest closing bid price for the five days immediately following the notice date of an advance. These discounted sales could cause the price of our common stock to decline.

Further, because the investor under the equity line of credit will acquire our Class A Common Stock at a discount, it will have an incentive to sell immediately in order to realize a gain on the difference. This incentive to sell immediately into the public market to realize a gain on the difference accelerates if the market price of our Class A Common Stock declines


THE SALE OF OUR STOCK UNDER OUR EQUITY LINE OF CREDIT COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FURTHER DECLINE OF OUR STOCK PRICE.

The significant downward pressure on the price of our Class A Common Stock caused by the sale of material amounts of Class A Common Stock under the equity line of credit could encourage short sales by third parties. Such an event could place further downward pressure on the price of our common stock.

THE PRICE OF OUR STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

There has been a limited public market for our Class A common stock and there can be no assurance that an active trading market for our stock will continue. An absence of an active trading market could adversely affect our stockholders' ability to sell our Class A common stock in short time periods, or possibly at all. Our Class A common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Class A common stock to fluctuate substantially.

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


ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. We currently co-occupy the same space as iVoice and are subleasing from iVoice some of the office space located at 750 Highway 34, Matawan, New Jersey. The rent payment for the sublease is currently included in the administrative services agreement. We intend to continue subleasing such space pursuant to the administrative services agreement, and anticipate no relocation of our offices in the foreseeable future. We are unaware of any environmental problems in connection with this location, and, because of the nature of our activities, do not anticipate such problems.


ITEM 3. LEGAL PROCEEDINGS.

We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal year ended December 31, 2006, no matters were submitted to a vote of security holders.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our Class A common stock, no par value, is quoted on the OTC Bulletin Board under the symbol "IVOT." The following table shows the high and low closing prices for the periods indicated.


                 YEAR                    HIGH                LOW
     --------------------------- ------------------- -------------------
                 2006
     --------------------------- ------------------- -------------------
     First Quarter                     $0.1110            $0.1063
     --------------------------- ------------------- -------------------
     Second Quarter                    $0.0240            $0.00919
     --------------------------- ------------------- -------------------
     Third Quarter                     $0.0110            $0.0050
     --------------------------- ------------------- -------------------
     Fourth Quarter                    $0.0077            $0.0050
     --------------------------- ------------------- -------------------

                 2005
     --------------------------- ------------------- -------------------
     First Quarter                     n/a                N/A
     --------------------------- ------------------- -------------------
     Second Quarter                    N/A                N/A
     --------------------------- ------------------- -------------------
     Third Quarter                     $0.0250            $0.0150
     --------------------------- ------------------- -------------------
     Fourth Quarter                    $0.0300            $0.0101
     -------------------------------------------------------------------

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

HOLDERS OF COMMON EQUITY.

 As of December 31, 2006, the number of record holders of our common shares was approximately 751.

DIVIDEND INFORMATION.
--------------------

To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

SALES OF UNREGISTERED SECURITIES.
--------------------------------

In the year ending December 31, 2006, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933:

o 1,326,240 shares of Class A common stock for repayment of notes payable in lieu of cash, valued at $32,437.

In the year ending December 31, 2005, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933:

o 150,000 shares of Class A common stock on December 15, 2005 for commitment fees pursuant to the Equity Line of Credit with Cornell Capital valued at $2,250.

o 400,000 shares of Class A common stock on December 15, 2005 for placement agent fees pursuant to the Equity Line of Credit with Cornell Capital valued at $6,000.

o 325,000 shares of Class A common stock on December 15, 2005 for structuring fees pursuant to the Equity Line of Credit with Cornell Capital valued at $4,875.

We relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 thereunder, which covers "transactions by an issuer not involving any public offering," to issue securities discussed above without registration under the Securities Act of 1933. The Company made a determination in each case that the person to whom the securities were issued did not need the protections that registration would afford. The certificates representing the securities issued displayed a restrictive legend to prevent transfer except in compliance with applicable laws, and our transfer agent was instructed not to permit transfers unless directed to do so by our Company, after approval by our legal counsel. The Company believes that the investors to whom securities were issued had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the prospective investment. The Company also believes that the investors had access to the same type of information as would be contained in a registration statement.

PROMISSORY NOTE

Terminated the Convertible Debentures and replaced it with a secured promissory note in the amount of $700,000 ($560,000 representing replacement notes and $140,000 representing new financing).

DESCRIPTION OF SECURITIES

Pursuant to our certificate of incorporation, we are authorized to issue 1,000,000 shares of preferred stock, par value of $1.00 per share, 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share, and 20,000,000 shares of Class C Common Stock, par value $.01 per share.. Below is a description of the Company's outstanding securities, including Class A common stock, Class B common stock, Class C common stock, options, warrants and debt.

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

As of December 31, 2006, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 28,351,983 shares were issued, and 25,564,834 shares were outstanding, and 2,787,249 were in escrow. The shares in escrow represent shares issued to Cornell Capital, but not yet sold to the public market.

As of December 31, 2005, we had 10,888,984 shares of Class A common stock issued and 10,888,984 shares of Class A common stock outstanding.

CLASS B COMMON STOCK

Each holder of Class B Common Stock shall have the right to convert each share of Class B Common Stock into the number of Class A Common Stock Shares calculated by dividing the number of Class B Common Stock Shares being converted by twenty percent (20%) of the lowest price that the Company had previously issued its Class A Common Stock since the Class B Common Stock Shares were issued. Every holder of the outstanding shares of the Class B Common Stock Shares shall be entitled on each matter to cast the number of votes equal to the number of Class A Common Stock Shares that would be issued upon the conversion of the Class B Common Stock Shares held by that holder, had all of the outstanding Class B Common Stock Shares held by that holder been converted on the record date used for purposes of determining which stockholders would vote in such an election. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Class B Common Stock Shares shall vote together with Class A Common Stock Shares without regard to class, except as to those matters on which separate class voting is required by applicable law.

There shall be no cumulative voting by stockholders. Each Class B Common Stock Share shall receive dividends or other distributions, as declared, equal to the number of Class A Common Stock Shares that would be issued upon the conversion of the Class B Common Stock Shares, had all of the outstanding Class B Common Stock Shares been converted on the record date established for the purposes distributing any dividend or other stockholder distribution.

As of December 31, 2006, there are 50,000,000 shares of Class B Common Stock authorized; par value $.01 per share, and no shares were issued or outstanding.

CLASS C COMMON STOCK

Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata.

As of December 31, 2006, there are 20,000,000 shares of Class C Common Stock authorized; par value $.01 per share, and no shares were issued or outstanding.

OPTIONS AND WARRANTS

During the year 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan (the "Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees to purchase the Company's common stock.

The Company did not issue any stock options for the years ended December 31, 2006 and 2005.

EQUITY COMPENSATION PLAN INFORMATION

                              Number of securities to be    Weighted-average exercise   Number of securities remaining available
                                issued upon exercise of       price of outstanding          for future issuance under equity
                                 outstanding options,         options, warrants and     compensation plans (excluding securities
                                warrants and rights (a)            rights (b)                 reflected in column (a))(c)
Equity compensation plans
approved by security holders               0                           N/A                                  0

Equity compensation plans not
approved by security holders               0                           N/A                            6,765,001 (1)


   Total                                   0                           N/A                            6,765,001 (1)

(1) As of December 31, 2006, 4,495,000 shares of iVoice Technology Class A Common Stock remained available for future issuance under the iVoice Technology, Inc. 2005 Stock Incentive Plan and 2,270,001 shares of iVoice Technology Class A Common Stock remained available for future issuance under the iVoice Technology, Inc. 2005 Directors' and Officers' Stock Incentive Plan.

The iVoice Technology, Inc. 2005 Stock Incentive Plan (the "Plan") was approved by the Board of Directors, and became effective, on December 12, 2005. The shares that may be delivered or purchased or used for reference purposes under the Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company's Class A Common Stock, no par value per share, as determined by the Board from time to time. The purpose of the Plan is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of iVoice Technology and its subsidiaries;
(ii) assist iVoice Technology in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of iVoice Technology's stockholders. Awards under the Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options, stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the Plan. Under the Plan, the Board may provide for the issuance of shares of the Company's Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered. The Board shall have all the powers vested in it by the terms of the Plan, such powers to include exclusive authority (within the limitations of the Plan) to select the Eligible Participants to be granted awards under the Plan, to determine the type, size and terms of the awards to be made to each Eligible Participant selected, to determine the time when the awards will be granted, when they will vest, when they may be exercised, and when they will be paid, to amend awards previously granted, and the establish objectives and conditions, if any, for earning awards and whether awards will be paid after the end of the award period.

The iVoice Technology, Inc. 2005 Directors' and Officers' Stock Incentive Plan (the "D&O Plan") was approved by the Board of Directors, and become effective, on December 12, 2005. The shares that may be delivered or purchased or used for reference purposes under the D&O Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company's Class A Common Stock, no par value per share, as determined by the Board from time to time. The purpose of the D&O Plan is to (i) provide long-term incentives and rewards to officers and directors of the Company and its subsidiaries; (ii) assist the Company in attracting and retaining officers and directors, with experience and/or ability on a basis competitive with industry practices; and
(iii) associate the interests of such officers and directors with those of the Company's stockholders. Awards under the D&O Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options), stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the D&O Plan. Under the D&O Plan, the Board may provide for the issuance of shares of the Company's Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered. The Board shall have all the powers vested in it by the terms of the Plan, such powers to include exclusive authority (within the limitations of the Plan) to select the Eligible Participants to be granted awards under the Plan, to determine the type, size and terms of the awards to be made to each Eligible Participant selected, to determine the time when the awards will be granted, when they will vest, when they may be exercised, and when they will be paid, to amend awards previously granted, and the establish objectives and conditions, if any, for earning awards and whether awards will be paid after the end of the award period.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

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

iVoice Technology has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs are expected to be provided, in large part, from the sale of Class A Common Stock to Cornell Capital Partners pursuant to the terms of the Standby Equity Distribution Agreement ("SEDA"). However, Cornell Capital Partners is under no obligation to purchase any shares of our Class A Common Stock unless certain conditions are met by iVoice Technology, including having a registration of the shares declared effective by the SEC of shares sold to Cornell Capital Partners pursuant to the Securities Act of 1933, as amended. See "Liquidity and Capital Resources."

 If iVoice Technology cannot fund its working capital needs under the Standby Equity Distribution Agreement with Cornell Capital Partners, we will be unable to obtain sufficient capital resources to operate our business since we currently have no other plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

SEPARATION FROM IVOICE

iVoice Technology was incorporated under the laws of the State of New Jersey on November 10, 2004, as a wholly owned subsidiary of iVoice. iVoice Technology had no material assets or activities until the contribution of the IVR software business from iVoice. Pursuant to the Spin-off, iVoice Technology is now an independent public company, with iVoice having no continuing ownership interest in iVoice Technology.

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

In conjunction with the separation of the IVR software business from iVoice, iVoice Technology entered into an administrative services agreement with iVoice for the provision of certain services by iVoice to iVoice Technology following the Spin-off. This agreement will continue on a month to month basis until iVoice Technology has found replacement services for those services being provided by iVoice or can provide these services for itself. Following termination of the administrative services agreement, we expect that iVoice Technology will operate on a completely stand-alone basis from iVoice and there will be no business or operating relationship between iVoice and iVoice Technology. iVoice Technology has no current intention to terminate the administrative services agreement, seek replacement services, or provide services for itself in the near future.

RESULTS OF OPERATIONS 2006 COMPARED TO 2005

All of our revenues were derived from the sale or license of our interactive voice response software products, which enable a caller to obtain requested information in voice form from a local or non-local database. Total revenues for the year ended December 31, 2006 and December 31, 2005 were $89,645 and $135,678, respectively. The $46,033 (34%) decrease in revenue between the year ended December 31, 2006 and the year ended December 31, 2005 was primarily the result of lower maintenance sales. The low sales volume of the IVR business is attributable to the minimal resources made available for the sales and marketing of the interactive voice response software products. Management feels that the sales of the interactive voice response software products may increase if greater financial and operational resources were made available for the sales and marketing of the products

Gross margin for the year ended December 31, 2006 and December 31, 2005 was $85,421 and $134,940, respectively. The decrease of $49,519 (36.7%) was primarily due to the lower sales volume.

Total operating expenses decreased $555,485 (67.7%) to $264,907 for the year ended December 31, 2006 from $820,392 for the year ended December 31, 2005. This decrease for the year is primarily attributable to decrease in legal and professional fees, and a decrease in selling expenses. The current period legal fees also include a credit of $173,871 for settlement of outstanding legal fees related to the spin-off of the Company from iVoice and the registration of the Company's stock.

Total other expenses increased $99,256 to $189,389 for the year ended December 31, 2006 as compared to $90,133 for the year ended December 31, 2005. This increase is primarily attributed to the increase in interest expense, and the charge to beneficial interest on debt conversions.

Net loss for the year ended December 31, 2006 was $368,875 as compared to a loss of $775,585 for the year ended December 31, 2005. The decrease in net loss of $406,710 was the result of the factors discussed above.

As of December 31, 2006, iVoice Technology had one full-time employee and one part-time employee.


LIQUIDITY AND CAPITAL RESOURCES

To date, iVoice Technology has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On August 12 and November 19, 2004, iVoice Technology issued an aggregate of $560,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners. On February 28, 2005, iVoice Technology's obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount, with an additional loan of $140,000 bringing the promissory note to an aggregate principal of $700,000. The loans evidenced by the promissory note have not yet been repaid, and are potentially in default. This promissory note accrues interest at rate of 12% per annum, which was increased to 18% in September 2006 as a contingency to being in default. This promissory note is not convertible into any equity security of iVoice Technology. In connection with the issuances of the secured convertible debentures, iVoice Technology paid a fee to Cornell Capital Partners equal to 10% of the aggregate principal amount of the debentures. When the secured convertible debentures were terminated, iVoice Technology received a credit for fees that would otherwise have been payable upon the issuance of the $560,000 in replacement notes. iVoice Technology paid Cornell Capital Partners a fee of $14,000 in connection with its $140,000 additional borrowing. The Company's obligations under the secured promissory note issued to Cornell Capital Partners are secured by a first priority security interest in substantially all of our assets. iVoice had also guaranteed the payment of all amounts payable by iVoice Technology pursuant to the secured promissory note. This guaranty terminated on August 5, 2005.

On March 9, 2005, iVoice Technology received a non-binding letter of intent from Cornell Capital whereby Cornell Capital offered, subject to satisfaction of certain conditions, to purchase shares of iVoice Technology's common stock upon the terms set forth in the non-binding letter of intent and the definitive documentation to be executed after satisfaction of those closing conditions. On September 22, 2005, iVoice Technology entered into a Standby Equity Distribution Agreement with Cornell Capital, pursuant to which iVoice Technology may, from time to time, issue and sell to Cornell Capital Partners our Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares is 95% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five trading days following the date that iVoice Technology delivers to Cornell Capital Partners a notice requiring it to advance funds to us. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also be payable at the time of funding. In addition, Cornell Capital Partners received, as additional compensation, 150,000 shares of Class A Common Stock as a commitment fee pursuant to the Standby Equity Distribution Agreement.

However, Cornell Capital Partners is under no obligation to purchase any shares of Class A Common Stock unless certain conditions are met by iVoice Technology, including having the registration statement relating to the Standby Equity Distribution Agreement declared effective. If iVoice Technology cannot satisfy the requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the Standby Equity Distribution Agreement, we will not be able to obtain sufficient capital resources to operate our business, and we have no current plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition, our business, and us. Management believes that its going-forward expenses for the twelve months following the date of this Report will be approximately $432,000, which includes salaries for iVoice Technology's officers and employees, and assuming iVoice Technologies has no revenues in such period, iVoice Technology expects to incur additional liabilities of approximately $432,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and iVoice Technology is unable to obtain funds from the sale of our Class A Common Stock to Cornell Capital Partners, management believes that iVoice Technology can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

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

iVoice Technology assumed from iVoice outstanding indebtedness in the amount of $190,000 payable to Jerry Mahoney. This amount is related to funds that had been loaned to iVoice in July 2000 that were used to develop the IVR software business. The amount of $190,000 includes approximately $32,110 for interest on the original loan from Jerry Mahoney to iVoice. Pursuant to the terms of the promissory note representing such obligation, iVoice Technology, for value received, will pay to Mr. Mahoney the principal sum of $190,000 that will bear interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments will be due annually. All accrued interest becomes due on the date of any payment of the promissory note. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, par value $0.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest.

During the year ended December 31, 2006, the Company had a net decrease in cash of $100,251. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. The Company used $217,801 in cash for operating activities in the year ended December 31, 2006. This was primarily the result of the cash used to fund the loss from current operating activities offset by collections of accounts receivable and increases in related party accounts for deferred compensation and accrued interest. For the year ended December 31, 2006 the Company used $217,801 in cash for operating activities as compared to $207,267, the higher net loss for the year ended December 31, 2005 was mostly offset by the increase in accounts payable and accrued liabilities which occurred in 2005.

     CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the year ended December 31, 2006 provided a total of $117,550 in cash. This consisted of net proceeds from the issuance of common stock through equity financing with Cornell Capital Partners. For the year ended December 31, 2005. the Company received proceeds of $150,000 for notes payable.

There was no significant impact on the Company's operations as a result of inflation for the year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory obsolescence, intangible assets, payroll tax obligations, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies, revenue recognition and software costs, related to what we believe are most critical to our business operations and are discussed throughout Management's Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results.

REVENUE RECOGNITION

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

With respect to customer support services, upon the completion of one year from the date of sale, the Company offers customers an optional annual software maintenance and support agreement for subsequent one-year periods. Sales of purchased maintenance and support agreements are recorded as deferred revenues and recognized over the respective terms of the agreements.

The Company derives its revenues from the licensing of its software product and optional customer support (maintenance) services. Presently, 100% of the revenues reported by the Company are derived from the licensing of the Company's IVR software. No revenues have been derived from the sale of optional customer support services. The Company's standard license agreement provides for a one-time fee for use of the Company's product in perpetuity for each computer or CPU in which the software will reside. The Company's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed. The software maintenance and support agreement provides free software updates, if any, and technical support the customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer's option upon the completion of the first year licensed.

The Company does not offer any special payment terms or significant discount pricing. Normal and customary payment terms require payment for the software license fees when the product is shipped. Payment for software maintenance is due prior to the commencement of the maintenance period. It is also the Company's policy not to provide direct customers (as opposed to resellers and dealers) the right to refund any portion of its license fees. The Company accepts Visa and MasterCard as well as company checks.

Customers may license the Company's products through our telesales organization and through promotions or reseller agreements with independent third parties. iVoice Technology only permits returns from authorized dealers and resellers of unused inventory, subject to the consent of the Company and a twenty-five percent restocking fee. End users who purchaser products directly from iVoice Technology may not return such products to iVoice Technology under any circumstances. Accordingly, the Company records a provision for product returns and allowances against product revenue in the same period the revenue is recorded. The estimates are based on historical sales returns and other known data as well as market and economic conditions.

Our current products are not sold through retail distribution channels. Current reseller agreements provide for a limited contractual right of return and do not provide for future price concessions, minimum inventory commitments nor is payment contingent upon the reseller's future sales or our products. Revenues generated from products licensed through marketing channels where the right of return exists, explicitly or implicitly, is reduced by reserves for estimated product returns. Such reserves are estimates based on returns history and current economic and market trends.

SOFTWARE COSTS

Software license costs are recorded at cost, which approximates fair market value as of the date of purchase. These costs represent the purchase of various exploitation rights to certain software, pre-developed codes and systems developed by a non-related third party. These costs are capitalized pursuant to Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The Company has adopted SFAS No. 121. The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. The Company develops software for licensing to its customers and capitalizes software development costs when technological feasibility has been established. Software development costs not qualifying for capitalization are expensed and classified as research and development expenses in the statements of operations. Research and development expenses and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects.

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from three to five years. Amortization expense is classified in costs of revenue on the statements of operations. Our products operate on or with other third party software and operating systems. When determining the useful life of a product we consider factors such as the current state of the technology, operating systems on which our products run, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies on which our products rely may shorten the expected life cycle of our products. We make an assessment of the useful lives of our products at each balance sheet date. If that assessment determines that a shortened product life has occurred, we amortize the remaining unamortized balances over the new estimated useful life of the product and provide disclosure regarding a change in estimate in the notes to the financial statements pursuant to Accounting Principles Board Opinion No. 20 "Accounting Changes."

The Company evaluates the estimated net realizable value of each software product at each balance sheet date. The estimate is based on historical and forecasted net revenue for each product. Net revenue is the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. When the net book value exceeds the estimate of net realizable value, the Company records a write-down to net realizable value on each product affected. Management's ability to achieve its revenue forecast is subject to judgment, competitive pressures, market and economic conditions and management's ability to successfully license its products to its customers. A change in one or more of these factors may influence management's estimates. Accordingly, currently estimated net realizable values are subject to being reduced resulting in corresponding charges for impairment in the future.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its future financial statements.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and believes that such impact will not be material.

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2006 we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.


ITEM 7. FINANCIAL STATEMENTS.

The financial statements and notes of this Form 10-KSB appear after the signature page to this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its auditors as defined in Item 304 of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company maintains a set of disclosure and controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the year ended December 31, 2006, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls:

     A material weakness in the Company's internal controls existed at December 31, 2006. The material weakness was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is a result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

Subsequent to the notification from our independent registered public accounting firm, our chief executive officer evaluated our internal controls and concurred that, since the date of the Company's separation from iVoice , Inc. our disclosure controls and procedures have not been effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Other than the material weakness indicated above, no accounting errors or misstatements have been identified by our disclosure controls and procedures or by our independent registered public accounting firm that would have a material effect on our Financial Statements.

CHANGES IN INTERNAL CONTROLS.

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year covered by this Annual Report on Form 10-KSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

RISK FACTOR RELATED TO CONTROLS AND PROCEDURES

The Company has limited segregation of duties amongst its employees with respect to the Company's preparation and review of the Company's financial statements due to the limited number of employees, which is a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of the Company's stock.

Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in the Company's reported financial information, which could have a negative financial effect on the trading price of the Company's stock. Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and the Company and its independent public accounting firm have identified this as a material weakness in the Company's internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, inckuding responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

iVoice Technology's board of directors consists of two directors. Listed below is certain information concerning individuals who currently serve as directors and executive officers of iVoice Technology. Mr. Mahoney is currently a director of iVoice and we anticipate that Mr. Mahoney will remain a director of both iVoice and iVoice Technology.


                              Position with                            Director
Name                   Age    iVoice Technology, Inc.                  since
----                   ---    -----------------------                  -----

Jerome R. Mahoney      47     Non-Executive Chairman of the Board      2004

Frank V. Esser         67     Director                                 2005

JEROME R. MAHONEY. Mr. Mahoney has served as iVoice Technology's President, Chief Executive Officer and Secretary since August 30, 2006. Mr. Mahoney formerly served as iVoice Technology's Non-Executive Chairman of the Board. He has been a director of iVoice since May 21, 1999. Mr. Mahoney is also the

Chairman of the Board of Trey Resources, Inc. and has been a director of Trey Resources since January 1, 2002. He is also the Non-Executive Chairman of the Board of SpeechSwitch, Inc. and has been a director of SpeechSwitch since August 2004. He was also the Non-Executive Chairman of the Board of Deep Field Technologies, Inc. through February 13, 2007 and had been a director of Deep Field Technologies from August 2004 through February 2007. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, with which iVoice merged on May 21, 1999. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

FRANK V. ESSER. Mr. Esser has served as a director of the Company since June 2005. He has been a director of iVoice since February 2004. Mr. Esser functioned as Transfer Agent and Head Bookkeeper in the Treasury Department of Texaco Inc from 1959 to 1968. As a certified public accountant with Ernst & Young from 1968 to 1981, he participated in the audits of major publicly traded companies such as J.P. Stevens & Co., Dynamics Corporation of America, and Phillips - Van Heusen Corporation, along with law firms, banks, manufacturing companies and other organizations, and also participated in the public offerings of equity and debt and the preparation of SEC filings. In 1981, Mr. Esser accepted the position of Corporate Controller with Grow Group, Inc., a Fortune 500 manufacturer of paints, solvents, and household products and became its Chief Financial Officer in 1987. During 1997 and 1998, Mr. Esser was Chief Financial Officer of a privately-held plastics injection molding company. In 1998, Mr. Esser accepted the position of Senior Associate at Beacon Consulting Associates, adding the title of Vice President in 1999, and has been working in such capacities ever since. Mr. Esser holds a BBA degree from Baruch College of the City University of New York and is a Certified Public Accountant in New York State.

AUDIT COMMITTEE

The Audit Committee currently consists of Messrs. Esser and Mahoney, with Mr. Esser serving as the Chairman of the Committee. Mr. Esser is an independent member of the Board of Directors may be deemed a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee had one meeting in 2006 and both members were present. The Board of Directors approved an Audit Committee Charter on March 30, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

CORPORATE GOVERNANCE

DIRECTOR INDEPENDENCE

iVoice Technology's board of directors consists of Jerome R. Mahoney and Frank
V. Esser. Mr. Esser is an "independent director" as such term is defined in
Section 4200(a)(15) of the NASDAQ Marketplace Rules.

AUDIT COMMITTEE

iVoice Technology's audit committee currently consists of Messrs. Esser and Mahoney. Mr. Esser is an independent member of the audit committee under the independence standards set forth in Section 4350(d)(2) of the NASDAQ Marketplace Rules. Mr. Mahoney is not an independent member of the audit committee.

NOMINATING COMMITTEE

The Company does not have a standing nominating committee or a committee performing similar functions, as the Board of Directors consists of only two members. Due to the Company's size, it finds it difficult to attract individuals who would be willing to accept membership on the Company's Board of Directors. Therefore, with only two members of the Board of Directors, the full Board of Directors would participate in nominating candidates to the Board of Directors. The Company did not have an annual meeting of shareholders in the past fiscal year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As the Company has no class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") there was no required to file Forms 3,4 or 5, as required by Section 16(a) of the Exchange Act. CODE OF ETHICS The Board of Directors adopted a Code of Ethics for its chief executive officer and chief financial officer and is attached to this Report as an exhibit. The Code of Ethics will be provided to any person without charge, upon request. Requests should be directed to the Investor Relations Department at the Company's corporate headquarters.
COMPENSATION OF DIRECTORS

The following table sets forth compensation information for services rendered by our directors during the last completed fiscal year. The following information includes the dollar value of fees earned or paid in cash and certain other compensation, if any, whether paid or deferred. Our directors did not receive any bonus, stock awards, option awards, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last completed fiscal year.

                              DIRECTOR COMPENSATION

                       Fees Earned or
                        Paid in Cash       Compensation       Compensation
Name                        ($)                ($)                ($)
----                        ---                ---                ---

Frank V. Esser(1)        $12,000(2)         $11,176(3)          $23,176

(1) Mr. Esser has been serving as our outside director since June 2005 at a fee of $12,000 per year.

(2)  Mr. Esser has received no cash compensation during this period.

(3) Mr. Esser received 6,000 shares of Class B common stock, valued at $6,000, as payment of unpaid director fees, which he immediately converted into 572,519 shares of Class A common stock with a fair market value of $17,176. Under the terms of the Company's Certificate of Incorporation, as amended, a holder of Class B common stock has the right to convert each share of Class B common stock into the number of shares of Class A common stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A common stock.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last three completed fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

                                                     Stock      All other         Total
Name and Position(s)           Year    Salary($)     Awards    Compensation    Compensation
--------------------           ----    ---------     ------    ------------    ------------
Jerome R. Mahoney(1)
 President, Chief Executive    2006    $88,890(2)      $0        $21,297(3)      $110,187
 Officer and Director          2005    $86,133(4)      $0        $     0         $ 86,133

Arie Seidler (5)               2006    $     0         $0        $     0         $      0
                               2005    $46,125         $0        $     0         $      0

Mark Meller (6)                2006    $55,958(7)      $0        $21,297(3)      $ 77,255
                               2005    $29,042(8)      $0            $0          $ 29,042

(1) Mr. Mahoney has been serving as our President, Chief Executive Officer and Director since August 31, 2006. Prior to that time, Mr. Mahoney served as our Non-Executive Chairman of the Board since August 1, 2004. Mr. Mahoney's employment contract is for a term of five-years at a base salary of $85,000 in the fist year with annual increases based on the Consumer Price Index every year thereafter.

(2)  $38,890 was accrued and unpaid in fiscal year 2006.

(3) Mr. Mahoney and Mr. Meller each received 11,140 shares of Class B common stock, valued at $11,140, as repayment of deferred compensation and notes payable, which they immediately converted into 1,326,240 shares of Class A common stock with a fair market value of $32,437. Under the terms of the Company's Certificate of Incorporation, as amended, a holder of Class B common stock has the right to convert each share of Class B common stock into the number of shares of Class A common stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A common stock.

(4)  $65,300 was accrued and unpaid in fiscal year 2005.

(5) Mr. Seidler served as our President and Chief Executive Officer until August 26, 2005.

(6) Mr. Meller served as our President, Chief Executive Officer and Chief Financial Officer until August 29, 2006 at a salary of $85,000 per year. Mr. Meller agreed to forego receipt of $65,000 of such compensation until such time that management believes it has sufficient financing in place to fund this obligation. has been serving as our Chief Executive Officer, President and Chief Financial Officer since August 26, 2005.

(7)  $42,625 was accrued and unpaid in fiscal year 2006.

(8)  $22,375 was accrued and unpaid in fiscal year 2005.



AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                          Value of Unexercised
         Shares Acquired on        Value        Number of Securities Underlying       In-the-Money Options/SARs at
              Exercise           Realized      Unexercised Options/SARs at FY-End              FY-End ($)
Name             (#)                ($)           (#) Exercisable/Unexercisable         Exercisable/Unexercisable
----             ---                ---           -----------------------------         -------------------------
None              0                  0                          0                                 0 / 0

                               STOCK OPTION GRANTS

The Company did not issue any stock options for the years ended December 31, 2006 and 2005

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

Mark Meller

iVoice Technology entered into a one-year employment agreement with Mr. Meller as of August 29, 2005. Mr. Meller served as iVoice Technology's President, Chief Executive Officer and Chief Financial Officer for a term of one year, ending on August 29, 2006. As consideration, iVoice Technology agreed to pay Mr. Meller an annual base salary of $85,000. Mr. Meller agreed to forego receipt of $65,000 of such compensation until such time that management believes it has sufficient financing in place to fund this obligation. During the year ended December 31, 2006, Mr. Meller received 1,326,240 shares of the Company's Class A common stock as payment of $11,140 of deferred compensation. As of date of this filing, the outstanding balance due to Mr. Meller under the terms of his employment agreement is $53,860.

The employment agreement restricts Mr. Meller from competing with iVoice Technology during the term of the agreement and for one year, after he is no longer employed by the Company; provided that Mr. Meller is receiving severance or other compensation from the Company pursuant to the employment agreement for at least one year.

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


ITEM 11. SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 1, 2006 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of March 1, 2006 a total of 13,888,983 shares of Class A common stock outstanding and a total of 190,000 shares of our Class B common stock were outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 1, 2007, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                            OWNERSHIP OF COMMON STOCK

                                                              Common Stock Beneficially      Percentage
Name and Position(s)                    Title of Class        Owned Before Distribution     Ownership(1)
--------------------                    --------------        -------------------------     ------------
Jerome R. Mahoney (1),                Class A Common Stock           628,510(2)                 2.46%(2)
   Non-Executive Chairman             Class B Common Stock           334,032(3)               100.00%(3)
      of the Board                    Class C Common Stock                0                     0.00%

Frank V. Esser,                       Class A Common Stock             586,870                   2.29%
   Director                           Class B Common Stock                0                      0.00%
                                      Class C Common Stock                0                      0.00%

All directors and executive           Class A Common Stock           1,215,380(2)                4.75%(2)
Officers as a group (2 persons)       Class B Common Stock            334,032(3)               100.00%(3)
                                      Class C Common Stock                0                      0.00%

(1) Percentage ownership for iVoice Technology Class A Common Stock is based on 25,564,834 shares of Class A Common Stock outstanding as of March 1, 2007.

(2) Does not give effect to the right of Mr. Mahoney pursuant to the promissory note to be executed by iVoice Technology in favor of Mr. Mahoney in the amount of $334,032 ($304,300 of indebtedness and deferred compensation and unpaid interest of $29,732) to convert amounts owing under such promissory note to 334,032 shares of Class B Common Stock, which are convertible into the number of shares of our Class A Common Stock, determined by dividing the number of shares of our Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock. There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.

(3) Mr. Mahoney may at his option convert the $304,300 promissory note plus accrued interest of $29,732 held by him into Class B Common Stock of iVoice Technology at a rate of one dollar per share into 334,032 shares of iVoice Technology Class B Common Stock. Such Class B Common Stock is convertible at any time into shares of our Class A Common Stock at a rate equal to 80% of the lowest price that iVoice Technology issues shares of Class A Common Stock subsequent to the date of the note. Thus by virtue of Mr. Mahoney's right to convert $334,032 owing under such promissory note into 334,032 shares of iVoice Technology Class B Common Stock, Mr. Mahoney is deemed to beneficially own such shares for the purpose of computing the percentage of ownership by him, but such shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

In connection with the assumption of assets and liabilities by iVoice Technology from iVoice, iVoice Technology assumed from iVoice $190,000 of outstanding indebtedness from iVoice to Jerry Mahoney. The debt is subject to a promissory note having substantially the same terms as the terms applicable to the indebtedness from iVoice to Mr. Mahoney. On August 5, 2005, iVoice Technology, issued a promissory note in the amount of $190,000 payable to Mr. Mahoney that bears interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments are due and payable annually. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, par value $0.01, for each dollar owed, (ii) the number of shares of our Class A Common Stock of iVoice Technology calculated by dividing
(x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of our Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest. There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. During the year ended December 31, 2006, Mr. Mahoney received 11,140 shares if Class B Common Stock, valued at $11,140, as a partial repayment of his promissory note, which he immediately converted into 1,326,240 shares of Class A Common Stock with a fair market value of $32,437.

Mr. Mahoney agreed to forego receiving any shares of iVoice Technology's Class A Common Stock or Class B Common Stock he would otherwise have been entitled to receive in the Distribution by virtue of his ownership of either iVoice Class A Common Stock or iVoice Class B Common Stock.

iVoice Technology entered into two separate employment agreements with Mr. Mahoney, its Non-Executive Chairman of the Board, and Mr. Seidler, its President and Chief Executive Officer, respectively, as of August 1, 2004. Mr. Seidler resigned his positions as of August 26, 2005 and his employment agreement was terminated. On August 29, 2005, iVoice Technology entered into an employment agreement with Mark Meller, its new Chief Executive Officer, President and Chief Financial Officer. Mr. Meller's employment agreement terminated pursuant to its terms on August 29, 2006 and effective August 30, 2006, Mr. Mahoney was elected to serve as the Company's President, Chief Executive Officer and Secretary and no longer serves as Non-Executive Chairman of the Board. Mr. Mahoney's employment agreement provides for annual compensation of $85,000 per annum with an annual increase based on the Consumer Price Index every year thereafter and Mr. Meller's employment agreement provides for annual compensation of $85,000 per annum. Mr. Mahoney will also be entitled to additional incentive compensation based upon mergers and acquisitions completed by iVoice Technology. Mr. Meller agreed to forego receipt of $65,000 of his annual compensation until such time that management believes that it has sufficient financing in place to fund this obligation. iVoice Technology believes that the compensation provided to each Mr. Mahoney is commensurate with compensation levels paid by other companies to management having equivalent experiences and capabilities. See "iVoice Technology's Directors and Executive Officers - Employment

Agreements" for additional information regarding the terms of the employment agreements with Mr. Mahoney and Mr. Meller.

In August 2004, iVoice Technology entered into an administrative services agreement with iVoice, the parent company of iVoice Technology until August 5, 2005. Pursuant to that agreement, iVoice is providing iVoice Technology with physical premises, inventory purchasing services, material and inventory control services, source code management and other personnel and data processing services on a month-to-month basis. For these services iVoice Technology is paying iVoice $7,000 per month during the term of the agreement. In August 2005, the monthly administrative services fee was lowered to $4,221 a month. The administrative services agreement will continue on a month-to-month basis until iVoice Technology has found replacement services for those services being provided by iVoice or can provide these services for itself. Following termination of the administrative services agreement, we expect that iVoice Technology will operate on a completely stand-alone basis from iVoice and there will be no business or operating relationship between iVoice and iVoice Technology.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

No.       Description

3.1* Amended and Restated Certificate of Incorporation of iVoice Technology, Inc. (filed as Exhibit 3.1 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.2* By-laws of iVoice Technology, Inc. (filed as Exhibit 3.2 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

4.1* Form of iVoice Technology, Inc. 5% Secured Convertible Debenture due August 12, 2006 issued to Cornell Capital Partners, LP (filed as
          Exhibit 4.1 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

9.1* Voting Agreement, dated August 5, 2005, between Jerome Mahoney and Mark Meller (filed as Exhibit 9.1 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

9.2*      Irrevocable Proxy of Mark Meller, dated August 5, 2005 (filed as
          Exhibit 9.2 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.1* Standby Equity Distribution Agreement, dated August 12, 2004, between Cornell Capital Partners, LP and iVoice Technology, Inc. (filed as
          Exhibit 10.1 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.2* Securities Purchase Agreement, dated August 12, 2004, between iVoice Technology, Inc. and Cornell Capital Partners, LP. (filed as Exhibit
          10.2 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.3* Escrow Agreement, dated August 12, 2004, between iVoice Technology, Inc., Cornell Capital Partners, LP and Butler Gonzalez LLP (filed as
          Exhibit 10.3 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.4* Registration Rights Agreement, dated August 12, 2004, between iVoice Technology, Inc. and Cornell Capital Partners, LP (filed as Exhibit
          10.4 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.5* Escrow Agreement, dated August 12, 2004, between iVoice Technology, Inc., Cornell Capital Partners, LP. and Butler Gonzalez LLP (filed as
          Exhibit 10.5 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.6* Investor Registration Rights Agreement, dated August 12, 2004, between iVoice Technology, Inc. and Cornell Capital Partners, LP (filed as
          Exhibit 10.6 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.7* Security Agreement, dated August 12, 2004, between iVoice Technology, Inc. and Cornell Capital Partners, LP (filed as Exhibit 10.7 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.8* Placement Agent Agreement, dated August 12, 2004, between iVoice Technology, Inc. and Sloan Securities Corporation (filed as Exhibit
          10.8 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.9* Employment Agreement, dated as of August 1, 2004, between iVoice Technology, Inc. and Jerome Mahoney (initially filed as Exhibit 10.9 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, incorporated herein by reference) and amendment dated September 26, 2006 (filed as
          Exhibit 10.1 to iVoice Technology, Inc.'s Form 8-K, filed on September 28, 2006, incorporated by reference herein).

10.10* Employment Agreement, dated as of August 1, 2004, between iVoice Technology, Inc. and Arie Seidler (filed as Exhibit 10.10 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.11* Administrative Services Agreement, dated August 1, 2004, between iVoice, Inc. and iVoice

          Technology, Inc. (filed as Exhibit 10.11 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.12* Assignment and Assumption Agreement and Consent, dated November 11, 2004 between iVoice Technology, Inc. (Nevada) and iVoice Technology, Inc. (New Jersey) (filed as Exhibit 10.12 to iVoice Technology, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120490, filed on June 24, 2005, and incorporated herein by reference)

10.13* Corporate Contribution and General Conveyance Agreement, dated August 5, 2005 between iVoice, Inc. and iVoice Technology, Inc. (filed as
          Exhibit 10.13 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.14     [Intentionally Omitted.]

10.15* Waiver dated January 6, 2005 of Jerome Mahoney (filed as Exhibit 10.11 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.16* Promissory Note from iVoice Technology, Inc. to Jerome Mahoney, dated August 5, 2005 (filed as Exhibit 10.13 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.17* Termination Agreement, dated February 28, 2005, between Cornell Capital Partners, LP and iVoice Technology, Inc., with respect to a Securities Purchase Agreement, Convertible Debentures, Security Agreement, Investor Registration Rights Agreement, an Escrow Agreement and Irrevocable Transfer Agent Instructions, each dated August 13, 2004 (filed as Exhibit 10.17 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.18* Termination Agreement, dated February 28, 2005, between Cornell Capital Partners, LP and iVoice Technology, Inc., with respect to a Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement and Placement Agent Agreement, each dated August 13, 2004 (filed as Exhibit 10.18 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.19* Promissory Note, dated February 28, 2005, from iVoice Technology, Inc. to Cornell Capital Partners, LP (filed as Exhibit 10.19 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.20* Security Agreement, dated as of February 28, 2005, by and between iVoice Technology, Inc. and Cornell Capital Partners, LP (filed as
          Exhibit 10.20 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.21* Guaranty of Promissory Note, dated as of February 28, 2005, from iVoice Technology, Inc. to

          Cornell Capital Partners, LP, made by iVoice, Inc. in favor of Cornell Capital Partners, LP (filed as Exhibit 10.21 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.22* Non-Binding Letter of Intent, dated March 9, 2005, between Cornell Capital Partners, LP and iVoice Technology, Inc. (filed as Exhibit
          10.22 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.23* Amendment No. 1 to Employment Agreement, dated April 1, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.24* Amendment No. 2 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to iVoice Technology, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120490, filed on June 24, 2005, and incorporated herein by reference)

10.25* Amendment No. 1 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Arie Seidler (filed as Exhibit 10.25 to iVoice Technology, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference)

10.26* Amendment No. 3 to Employment Agreement, dated July 18, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.26 to iVoice Technology, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference)

10.27* Amendment No. 2 to Employment Agreement, dated August 12, 2005, between iVoice Technology, Inc. and Arie Seidler (filed as Exhibit
          10.27 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.28* Employment Agreement, dated August 29, 2005, between iVoice Technology, Inc. and Mark Meller (filed as Exhibit 10.2 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on August 29, 2005, and incorporated herein by reference)

10.29* Standby Equity Distribution Agreement, dated September 22, 2005, between Cornell Capital Partners, LP and iVoice Technology, Inc. (filed as Exhibit 10.1 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on September 30, 2005, and incorporated herein by reference)

10.30* Escrow Agreement, dated September 22, 2005, between iVoice Technology, Inc., Cornell Capital Partners, LP. and David Gonzalez, Esq. (filed as
          Exhibit 10.4 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on September 30, 2005, and incorporated herein by reference)

10.31* Placement Agent Agreement, dated September 22, 2005, between iVoice Technology, Inc. and Monitor Capital Inc. (filed as Exhibit 10.3 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on September 30, 2005, and incorporated herein by reference)

10.32* Registration Rights Agreement, dated September 22, 2005, between iVoice Technology, Inc. and Cornell Capital Partners, LP (filed as
          Exhibit 10.2 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on September 30, 2005, and incorporated herein by reference)

10.33* Amendment No. 4 to Employment Agreement, dated September 29, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit
          10.33 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.34* Amendment No.1 to Employment Agreement, dated September 29, 2005, between iVoice Technology, Inc. and Mark Meller (filed as Exhibit
          10.34 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.35* Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005, between Cornell Capital Partners, LP and iVoice Technology, Inc. (filed as Exhibit 10.35 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.36* Amended and Restated Placement Agent Agreement, dated December 12, 2005, between iVoice Technology, Inc. and Monitor Capital Inc. (filed as Exhibit 10.36 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.37* Amended and Restated Registration Rights Agreement, dated December 12, 2005, between iVoice Technology, Inc. and Cornell Capital Partners, LP (filed as Exhibit 10.36 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.38* Termination Agreement, dated December 12, 2005, between iVoice Technology, Inc., and David Gonzalez, Esq., and Cornell Capital Partners, LP (filed as Exhibit 10.36 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

14* Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.'s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 200, and incorporated herein by reference)


31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2006 and December 31, 2005 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.



     SERVICES                    2006          2005
     --------                    ----          ----

     AuditFees                 $19,500        $ 9,000

     Audit - Related Fees            0              0

           Taxfees             $ 1,371        $ 1,000

           AllOtherFees              0              0

           Total               $20,871        $10,000

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. The Audit Committee in accordance with its procedures approved all of the services described above.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 2, 2007

                                    iVoice Technology,Inc.


                                    By: /s/ Jerome Mahoney
                                        -------------------------
                                        Jerome Mahoney
                                        President, CEO & CFO

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.


No.       Description
---       -----------

3.1 Amended and Restated Certificate of Incorporation of iVoice Technology, Inc. (filed as Exhibit 3.1 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.2 By-laws of iVoice Technology, Inc. (filed as Exhibit 3.2 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

4.1 Form of iVoice Technology, Inc. 5% Secured Convertible Debenture due August 12, 2006 issued to Cornell Capital Partners, LP (filed as
          Exhibit 4.1 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

9.1 Voting Agreement, dated August 5, 2005, between Jerome Mahoney and Mark Meller (filed as Exhibit 9.1 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

9.2       Irrevocable Proxy of Mark Meller, dated August 5, 2005 (filed as
          Exhibit 9.2 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.1 Standby Equity Distribution Agreement, dated August 12, 2004, between Cornell Capital Partners, LP and iVoice Technology, Inc. (filed as
          Exhibit 10.1 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.2 Securities Purchase Agreement, dated August 12, 2004, between iVoice Technology, Inc. and Cornell Capital Partners, LP. (filed as Exhibit
          10.2 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.3 Escrow Agreement, dated August 12, 2004, between iVoice Technology, Inc., Cornell Capital Partners, LP and Butler Gonzalez LLP (filed as
          Exhibit 10.3 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.4 Registration Rights Agreement, dated August 12, 2004, between iVoice Technology, Inc. and Cornell Capital Partners, LP (filed as Exhibit
          10.4 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.5 Escrow Agreement, dated August 12, 2004, between iVoice Technology, Inc., Cornell Capital Partners, LP. and Butler Gonzalez LLP (filed as
          Exhibit 10.5 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.6 Investor Registration Rights Agreement, dated August 12, 2004, between iVoice Technology, Inc. and Cornell Capital Partners, LP (filed as
          Exhibit 10.6 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.7 Security Agreement, dated August 12, 2004, between iVoice Technology, Inc. and Cornell Capital Partners, LP (filed as Exhibit 10.7 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.8 Placement Agent Agreement, dated August 12, 2004, between iVoice Technology, Inc. and Sloan Securities Corporation (filed as Exhibit
          10.8 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.9 Employment Agreement, dated as of August 1, 2004, between iVoice Technology, Inc. and Jerome Mahoney (initially filed as Exhibit 10.9 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, incorporated herein by reference) and amendment dated September 26, 2006 (filed as
          Exhibit 10.1 to iVoice Technology, Inc.'s Form 8-K, filed on September 28, 2006, incorporated by reference herein).

10.10 Employment Agreement, dated as of August 1, 2004, between iVoice Technology, Inc. and Arie Seidler (filed as Exhibit 10.10 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.11 Administrative Services Agreement, dated August 1, 2004, between iVoice, Inc. and iVoice Technology, Inc. (filed as Exhibit 10.11 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.12 Assignment and Assumption Agreement and Consent, dated November 11, 2004 between iVoice Technology, Inc. (Nevada) and iVoice Technology, Inc. (New Jersey) (filed as Exhibit 10.12 to iVoice Technology, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120490, filed on June 24, 2005, and incorporated herein by reference)

10.13 Corporate Contribution and General Conveyance Agreement, dated August 5, 2005 between iVoice, Inc. and iVoice Technology, Inc. (filed as
          Exhibit 10.13 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.14     [Intentionally Omitted.]

10.15 Waiver dated January 6, 2005 of Jerome Mahoney (filed as Exhibit 10.11 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.16 Promissory Note from iVoice Technology, Inc. to Jerome Mahoney, dated August 5, 2005 (filed as Exhibit 10.13 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.17 Termination Agreement, dated February 28, 2005, between Cornell Capital Partners, LP and iVoice Technology, Inc., with respect to a Securities Purchase Agreement, Convertible Debentures, Security Agreement, Investor Registration Rights Agreement, an Escrow Agreement and Irrevocable Transfer Agent Instructions, each dated August 13, 2004 (filed as Exhibit 10.17 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.18 Termination Agreement, dated February 28, 2005, between Cornell Capital Partners, LP and iVoice Technology, Inc., with respect to a Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement and Placement Agent Agreement, each dated August 13, 2004 (filed as Exhibit 10.18 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.19 Promissory Note, dated February 28, 2005, from iVoice Technology, Inc. to Cornell Capital Partners, LP (filed as Exhibit 10.19 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.20 Security Agreement, dated as of February 28, 2005, by and between iVoice Technology, Inc. and Cornell Capital Partners, LP (filed as
          Exhibit 10.20 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.21 Guaranty of Promissory Note, dated as of February 28, 2005, from iVoice Technology, Inc. to Cornell Capital Partners, LP, made by iVoice, Inc. in favor of Cornell Capital Partners, LP (filed as
          Exhibit 10.21 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.22 Non-Binding Letter of Intent, dated March 9, 2005, between Cornell Capital Partners, LP and iVoice Technology, Inc. (filed as Exhibit
          10.22 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.23 Amendment No. 1 to Employment Agreement, dated April 1, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.24 Amendment No. 2 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to iVoice Technology, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120490, filed on June 24, 2005, and incorporated herein by reference)

10.25 Amendment No. 1 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Arie Seidler (filed as Exhibit 10.25 to iVoice Technology, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference)

10.26 Amendment No. 3 to Employment Agreement, dated July 18, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.26 to iVoice Technology, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference)

10.27 Amendment No. 2 to Employment Agreement, dated August 12, 2005, between iVoice Technology, Inc. and Arie Seidler (filed as Exhibit
          10.27 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.28 Employment Agreement, dated August 29, 2005, between iVoice Technology, Inc. and Mark Meller (filed as Exhibit 10.2 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on August 29, 2005, and incorporated herein by reference)

10.29 Standby Equity Distribution Agreement, dated September 22, 2005, between Cornell Capital Partners, LP and iVoice Technology, Inc. (filed as Exhibit 10.1 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on September 30, 2005, and incorporated herein by reference)

10.30 Escrow Agreement, dated September 22, 2005, between iVoice Technology, Inc., Cornell Capital Partners, LP. and David Gonzalez, Esq. (filed as
          Exhibit 10.4 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on September 30, 2005, and incorporated herein by reference)

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

10.33 Amendment No. 4 to Employment Agreement, dated September 29, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit
          10.33 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.34 Amendment No.1 to Employment Agreement, dated September 29, 2005, between iVoice Technology, Inc. and Mark Meller (filed as Exhibit
          10.34 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.35 Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005, between Cornell Capital Partners, LP and iVoice Technology, Inc. (filed as Exhibit 10.35 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.36 Amended and Restated Placement Agent Agreement, dated December 12, 2005, between iVoice Technology, Inc. and Monitor Capital Inc. (filed as Exhibit 10.36 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.37 Amended and Restated Registration Rights Agreement, dated December 12, 2005, between iVoice Technology, Inc. and Cornell Capital Partners, LP (filed as Exhibit 10.36 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.38 Termination Agreement, dated December 12, 2005, between iVoice Technology, Inc., and David Gonzalez, Esq., and Cornell Capital Partners, LP (filed as Exhibit 10.36 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

14 Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.'s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 200, and incorporated herein by reference)

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

                             IVOICE TECHNOLOGY, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005

                              FINANCIAL STATEMENTS

                                    CONTENTS

                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      1

FINANCIAL STATEMENTS

      Balance Sheets                                                         2

      Statements of Operations                                               3

      Statements of Stockholders' Deficit                                    4

      Statements of Cash Flows                                              5-6

NOTES TO FINANCIAL STATEMENTS                                               7-21

                     BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
                200 HADDONFIELD BERLIN ROAD, GIBBSBORO, NJ 08026
                       TEL: 856.346.2828 FAX: 856.346.2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Stockholders if iVoice Technology, Inc. Matawan, New Jersey

We have audited the accompanying balance sheets of iVoice Technology, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iVoice Technology, INC. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for December 31, 2006 have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These issues lead to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                          Bagell, Josephs, Levine & Company, LLC
Gibbsboro, New Jersey
March 6, 2007
                             iVOICE TECHNOLOGY, INC
                                 BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS
                                     ------

                                                                       2006              2005
                                                                   ------------      ------------
CURRENT ASSETS
Cash and cash equivalents                                          $    179,081      $    279,332
Accounts receivable, net of allowance for
doubtful accounts of $8,250 and $ -0-                                     5,833            31,235
Prepaid expenses                                                          8,633             5,989
                                                                   ------------      ------------
      Total current assets                                              193,547           316,556

PROPERTY AND EQUIPMENT, NET                                               1,265             1,733
                                                                   ------------      ------------

TOTAL ASSETS                                                       $    194,812      $    318,289
                                                                   ============      ============

                       LIABILITIES & STOCKHOLDERS' DEFICIT
                       -----------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $    457,244      $    483,161
Customer deposits                                                          --              21,050
Due to related parties                                                  179,300           108,925
Deferred maintenance contracts                                           15,321            11,791
Note payable to related parties                                         178,860           190,000
Notes payable                                                           700,000           700,000
                                                                   ------------      ------------

      Total current liabilities                                       1,530,725         1,514,927
                                                                   ------------      ------------


STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
no shares issued and outstanding                                           --                --
Common stock:
  Class A - no par value; authorized 10,000,000,000 shares;
2006 - 28,351,983 shares issued, 25,564,834 shares outstanding and 2,787,149 shares in escrow
2005 - 10,888,984 shares issued and outstanding                         264,509            13,125
  Class B - $.01 par value; authorized 50,000,000 shares;
      no shares issued and outstanding                                     --                --
  Class C - $.01 par value; authorized 20,000,000 shares;
      no shares issued and outstanding                                     --                --
Additional paid in capital                                            7,081,947         7,103,731
Accumulated deficit                                                  (8,682,369)       (8,313,494)
                                                                   ------------      ------------
      Total stockholders' deficit                                    (1,335,913)       (1,196,638)
                                                                   ------------      ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                          $    194,812      $    318,289
                                                                   ============      ============

   The accompanying notes are an integral part of these financial statements.

                             iVOICE TECHNOLOGY, INC
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                       2006              2005
                                                                   ------------      ------------
SALES, NET                                                         $     89,645      $    135,678

COST OF SALES                                                             4,224               738
                                                                   ------------      ------------

GROSS PROFIT                                                             85,421           134,940
                                                                   ------------      ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling and marketing expenses                                           175            30,285
   General and administrative expenses                                  220,493           752,821
   Research and development expenses                                     43,771            36,700
   Depreciation and amortization                                            468               586
                                                                   ------------      ------------
Total selling, general and administrative expenses                      264,907           820,392
                                                                   ------------      ------------

LOSS FROM OPERATIONS                                                   (179,486)         (685,452)
                                                                   ------------      ------------

OTHER INCOME  ( EXPENSE)
   Other income                                                           2,066             5,559
   Interest expense                                                    (191,455)          (81,692)
   Write-off of financing costs                                            --             (14,000)
                                                                   ------------      ------------
Total other income (expense)                                           (189,389)          (90,133)
                                                                   ------------      ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                               (368,875)         (775,585)

PROVISION FOR INCOME TAXES                                                 --                --
                                                                   ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES                               $   (368,875)     $   (775,585)
                                                                   ============      ============

NET LOSS PER COMMON SHARE
   Basic and diluted                                               $      (0.02)     $      (0.08)
                                                                   ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic and diluted                                                 21,033,623        10,054,737
                                                                   ============      ============

   The accompanying notes are an integral part of these financial statements
                        iVOICE TECHNOLOGY, INC.
                   STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
            FOR THE YEARS ENDING DECEMBER 31, 2006 AND 2005

                                                                                                                   Additional
                                  Preferred Stock      Common Stock A       Common Stock B      Common Stock C       Paid In
                                  Shares    Amount    Shares     Amount    Shares    Amount    Shares    Amount     Capital
                                  -------  --------  --------   --------  --------  --------  --------  --------   ----------

Balance at January 1, 2005            --     $  --  10,013,984    $  --       --      $  --        --     $  --    $7,297,231

Assumption of debt per spin out
agreement                                                                                                            (193,500)

Issuance of common stock for
fees associated with the
Equity Line of Credit with C
ornell Capital                                         875,000    13,125

Net loss for the year
ended December 31, 2005
                                  -------  -------  ----------  --------   -------  --------  --------  --------   ----------
Balance at December 31, 2005          --       --   10,888,984    13,125       --        --        --        --     7,103,731


Issuance of common stock
pursuant to terms of the
Equity Line of Credit with
Cornell Capital                                     10,450,851   139,334                                              (21,784)

Common stock issued for
director fees                                          572,519    17,176

Common stock issued for
legal fees                                           1,000,000    30,000

Common stock issued for
repayment of deferred
compensation                                         1,326,240    32,437

Common stock issued for
repayment of related party
note payable                                         1,326,240    32,437

Net loss for the year
ended December 31, 2006
                                  -------  -------  ----------  --------   -------  --------  --------  --------   ----------
Balance at December 31, 2006          --   $   --   25,564,834  $264,509       --   $    --        --   $    --    $7,081,947
                                  =======  =======  ==========  ========   =======  ========  ========  ========   ==========

                                                   Total
                                  Accumulated  Stockholders'
                                    Deficit       Deficit
                                  -----------  -------------

Balance at January 1, 2005        $(7,537,909)   $ (240,678)

Assumption of debt per spin out
agreement                                          (193,500)

Issuance of common stock for
fees associated with the
Equity Line of Credit with C
ornell Capital                                       13,125

Net loss for the year
ended December 31, 2005              (775,585)     (775,585)
                                  -----------    ----------
Balance at December 31, 2005       (8,313,494)   (1,196,638)


Issuance of common stock
pursuant to terms of the
Equity Line of Credit with
Cornell Capital                                     117,550

Common stock issued for
director fees                                        17,176

Common stock issued for
legal fees                                           30,000

Common stock issued for
repayment of deferred
compensation                                         32,437

Common stock issued for
repayment of related party
note payable                                         32,437

Net loss for the year
ended December 31, 2006              (368,875)     (368,875)
                                  -----------   -----------
Balance at December 31, 2006      $(8,682,369)  $(1,335,913)
                                  ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             iVOICE TECHNOLOGY, INC
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                       2006              2005
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $   (368,875)     $   (775,585)
   Adjustments to reconcile net loss to net cash (used in)
   operating activities
   Depreciation and amortization                                            468               586
Common stock issued for fees associated with Equity Line
  of Credit                                                                --              13,125
Common stock issued for director fees                                    17,176              --
Common stock issued for legal services                                   30,000              --

   Changes in certain assets and liabilities:
  (Increase) decrease in accounts receivable                             25,402              (584)
  (Increase) in prepaid expenses                                         (2,644)           (5,989)
   Increase (decrease) in accounts payable and accrued
     liabilities                                                        (25,917)          452,555
   Increase (decrease) in customer deposits                             (21,050)           21,050
   Increase in due to related parties                                   124,109           108,925
   Increase (decrease) in deferred maintenance contracts                  3,530           (21,350)
                                                                   ------------      ------------

      Net cash (used in) operating activities                          (217,801)         (207,267)
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock through equity financing                    117,550              --
   Proceeds from notes payable                                             --             140,000
                                                                   ------------      ------------

      Net cash provided by financing activities                         117,550           140,000
                                                                   ------------      ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                            (100,251)          (67,267)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                           279,332           346,599
                                                                   ------------      ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                            $    179,081      $    279,332
                                                                   ============      ============

CASH PAID DURING THE YEAR:
   Interest expense                                                $       --        $       --
                                                                   ============      ============
   Income taxes                                                    $       --        $       --
                                                                   ============      ============

   The accompanying notes are an integral part of these financial statements
                             iVOICE TECHNOLOGY, INC
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                        FOR THE YEARS ENDED DECEMBER 31,

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:


For the Year Ended December 31, 2006
------------------------------------

a) During the year ended December 31, 2006, the Company issued 1,000,000 shares of Class A common stock for legal fees in lieu of cash, valued at $30,000.

b) During the year ended December 31, 2006, the Company issued 572,519 shares of Class A common stock for director fees in lieu of cash, valued at $17,176.

c) During the year ended December 31, 2006, the Company issued 1,326,240 shares of Class A common stock for repayment of related party note payable in lieu of cash, valued at $32,437.

d) During the year ended December 31, 2006, the Company issued 1,326,240 shares of Class A common stock for reduction of deferred compensation in lieu of cash, valued at $32,437.

e) During the year ended December 31, 2006, the Company issued 10,450,851 shares of Class A common stock for fees pursuant to the Equity Line of Credit with Cornell Capital valued at $139,334.


For the Year Ended December 31, 2005
------------------------------------

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

                             iVOICE TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

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

On August 4, 2005, the Company received notice from the SEC that the registration statement to effectuate the Spin-off of iVoice Technology from iVoice was declared effective and the Company immediately embarked on the process to spin off iVoice Technology from iVoice.

                             iVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - BUSINESS OPERATIONS
----------------------------

The Company will continue to develop, market and license the Interactive Voice Response ("IVR") line, which was developed by iVoice. The Company's Interactive Voice Response line is designed to read information from and write information to, databases, as well as to query databases and return information.

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

iVoice Technology may seek to expand its operations through additional sales and marketing activity, and the acquisition of additional businesses. Any potential acquired businesses may be outside the current field of operations of iVoice Technology. iVoice Technology may not be able to identify, successfully integrate, or profitably manage any such businesses or operations. Currently, iVoice Technology has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

NOTE 3 - GOING CONCERN
----------------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Prior to August 5, 2005, the Company operated as a non-reporting component of iVoice, Inc. and accordingly these financial statements have been derived from the consolidated financial statements and accounting records of iVoice, Inc., and reflect significant assumptions and allocations. The Company relies on iVoice, Inc. for administrative, management, research and other services.

As of December 31, 2006, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management's plans to achieve profitability and generate postive cash flow include increasing sales to new and existing customers, the development of new products, and the continued monitoring of expenses. However, there can be no assurance that the Company will be able to obtain these objectives.

                             iVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

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

c) Revenue Recognition

The Company derives its revenues from the licensing of its software product and optional customer support (maintenance) service. The Company's standard license agreement provides for a one-time fee for use of the Company's product in perpetuity for each computer or CPU in which the software will reside. The Company's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed, and is considered the warranty period. The software maintenance and support agreement provides free software updates, if any, and technical support the customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product; are not considered essential to the functionality of the software, and are purchased at the customer's option upon the completion of the first year licensed.

                             iVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

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

Due to the nature of the business and one-time contracts, it is unlikely that one customer will impact revenues in future periods. Approximately 47% of the revenues for 2006 were derived from annual maintenance and support agreements.

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

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the years ended December 31, 2006 and 2005, advertising expense amounted to $0 and $858, respectively.

                             iVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2006 and 2005.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at December 31, 2006 and 2005, were $79,081 and $181,220, respectively.

h) Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

i) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

j) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of December 31, 2006, the Company believes it has no significant risk related to its concentration within its accounts receivable.

                             iVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

k) (Loss) Per Share

Basic and diluted net (loss) per share available to common stockholders is presented in conformity with SFAS No. 128, "Earnings per Share." Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as conversions, exercise or contingent exercise of securities. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities in the amount of approximately 101,000,000 shares, due to the beneficial conversion of related party accounts, that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

The computation of EPS is as follows:
                                                     DECEMBER 31,   DECEMBER 31,
                                                         2006           2005
                                                     -----------    -----------
   BASIC NET INCOME (LOSS) PER SHARE COMPUTATION:
     Net income (loss) attributable to common
        stockholders                                 $  (368,875)   $  (775,585)
     Weighted-average common shares outstanding       21,033,623     10,054,737
     Basic net income (loss) per share
        attributable to common  stockholders         $     (0.02)   $     (0.08)
   DILUTED NET INCOME (LOSS) PER
    SHARE COMPUTATION:
     Net income (loss) attributable to common
         stockholders                                $  (368,875)   $  (775,585)
     Weighted-average common shares outstanding       21,033,623     10,054,737
     Incremental shares attributable to the common
        stock equivalents                                    --             --
     Total adjusted weighted- average common
           shares                                     21,033,623     10,054,737
     Diluted net income (loss) per share
   attributable to common stockholders               $     (0.02)   $     (0.08)
                             iVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

l) Recent Accounting Pronouncements

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value
                             iVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

l) Recent Accounting Pronouncements (continued)

method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 is not anticipated to have a material impact on the Company's financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its future financial statements.

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

                             iVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

l) Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and believes that such impact will not be material.


NOTE 5 - RELATED PARTY TRANSACTIONS

In conjunction with the spin-off, iVoice Technology has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until iVoice Technology has found replacement services for those services being provided by iVoice or can provide these services for itself. Administrative services were $50,652 and $70,105, respectively, for the years ended December 31, 2006 and 2005.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of iVoice Technology. This amount is related to funds loaned to iVoice and is unrelated to the operations of iVoice Technology. The note will bear interest at the rate of prime plus 2.0% per annum (10.25% at December 31, 2006) on the unpaid balance until paid. Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing
(x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. During 2006 Mr. Mahoney received 1,326,240 shares of Class A Common Stock,with a market value of $32,437, as repayment of $11,140 of the loan. As of December 31, 2006, the outstanding balance was $178,860, plus accrued interest of $29,738.

                             iVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

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

The Board has the option to pay Mr. Mahoney's compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. Mr. Mahoney deferred $38,890 and $65,300 of his compensation for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, total deferred compensation due to Mr. Mahoney was $125,440 and $86,550, respectively. On August 30, 2006 Mr. Mahoney was elected to the position of President and Chief Executive Officer to serve until his replacement is elected and duly qualified, replacing Mark Meller, who had resigned. Effective August 30, 2006, Mr. Mahoney shall no longer serve as Non-Executive Chairman of the Board, but shall continue to serve as the Company Secretary.


On August 29, 2005, the Company entered into an employment agreement with Mark Meller. Mr. Meller served as the Company's President, Chief Executive Officer and Chief Financial Officer until August 29, 2006. As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation. The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock. Mr. Meller will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Mr. Meller deferred $42,625 and $22,375 of his compensation for the years ended December 31, 2006 and 2005, respectively. During 2006, Mr. Meller received 1,326,240 shares of Class A stock, with a market value of $32,437, as a repayment of $11,140 of deferred compensation. As of December 31, 2006 and 2005, total deferred compensation due to Mr. Meller was $53,860 and $22,375, respectively.

                             iVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

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

At December 31, 2006 and 2005 deferred tax assets consist of the following:



                                          2006          2005
                                          ----          ----

     Deferred tax assets                375,000       229,000
     Less: Valuation allowance         (375,000)     (229,000)
                                        -------       -------
     Net deferred tax assets                  0             0
                                        =======       =======

At December 31, 2006 and 2005, the Company had a federal net operating loss carry forward in the approximate amounts of $940,000 and $573,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 7 - DEBT
-------------

On August 12 and November 19, 2004, iVoice Technology issued an aggregate of $560,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners L.P. The debentures were convertible at the option of the holder only after our Class A Common Stock has commenced trading on the Over-the-Counter Bulletin Board. On February 28, 2005, iVoice, Inc., on behalf of the Company, renegotiated the terms and conditions with the holders of its convertible debentures. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory note is in the aggregate amount of $700,000, of which $560,000 was loaned through the previously issued and exchanged convertible debentures in 2004 and $140,000 was advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance. The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $140,000 was advanced to the Company. As of December 31, 2006, the balance on the promissory note was $700,000 plus accrued interest of $180,113, and $700,000 plus accrued interest of $82,075 at December 31, 2005.

                             iVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 7 - DEBT (CONTINUED)
-------------------------

The promissory note bear interest at the rate of 12% per annum and was increased to 18% on September 1, 2006, as a result of the default. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory note matured on September 1, 2006 with a lump sum payment due of any remaining principal and/or interest. The Company is in default of the payment schedule and therefore, the balance has been recorded as a current liability. To date, no weekly principal payments have been made.

The Company's obligations under the promissory note issued to Cornell Capital Partners are secured by a first priority interest in substanially all of our assets.

NOTE 8 - STANDBY EQUITY DISTRIBUTION AGREEMENT
----------------------------------------------

On September 22, 2005, iVoice Technology entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell Capital Partners") (which was amended and restated on December 12, 2005) whereby Cornell agrees to purchase up to $10 million of the Company's Class A Common Stock over a two-year period. The shares issued under the SEDA must be first registered under the Securities Act of 1933, as amended. The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. As of December 31, 2006, the Company had sold 10,450,851 shares of Class A common stock to Cornell Capital for $117,550, which was net of fees and discounts of $21,784.

NOTE 9 - CAPITAL STOCK
----------------------

Pursuant to iVoice Technology's certificate of incorporation, as amended, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 10,000,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, and 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of iVoice Technology's outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock and Class C Common Stock.

a) Preferred Stock

iVoice Technology is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2006, iVoice Technology has not issued any shares of Preferred Stock.

                             iVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 9 - CAPITAL STOCK (CONTINUED)
----------------------------------

b) Class A Common Stock

As of December 31, 2006, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 28,351,983 shares were issued, and 25,564,834 shares were outstanding, and 2,787,149 shares were in escrow.

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

For the year ended December 31, 2006, the Company had the following transactions in its Class A common stock:

o The Company issued 1,326,240 shares of Class A common stock, with a total value of $11,140 to an officer of the Company as repayment of accrued salaries. The fair market value of the shares was $32,437, resulting in a charge to beneficial interest of $21,297.

o The Company issued 1,326,240 shares of Class A common stock, with a total value of $11,140 to an officer of the Company as repayment of a note payable. The fair market value of the shares was $32,437, resulting in a charge to beneficial interest of $21,297.

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

o The Company issued 10,450,851 shares of Class A common stock per the Equity Line of Credit with Cornell Capital with a market value of $139,334 for the net proceeds of $117,500.

                             iVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 9 - CAPITAL STOCK (CONTINUED)
----------------------------------

b) Class A Common Stock (Continued)

For the year ending December 31, 2005, the company had the following transactions in its Class A common stock:

o In connection with the spin-off from its former parent company iVoice, Inc. on August 5, 2005, the company issued 10,013,984 shares of Class A common stock to the iVoice shareholders.

o The Company issued 150,000 shares of Class A common stock on December 15, 2005 for commitment fees pursuant to the Equity Line of Credit with Cornell Capital valued at $2,250.

o The Company issued 400,000 shares of Class A common stock on December 31, 2005 for placement agent fees pursuant to the Equity Line of Credit with Cornell Capital valued at $6,000.

o The Company issued 325,000 shares of Class A common stock on December 15, 2005 for structuring fees pursuant to the Equity Line of Credit with Cornell Capital valued at $4,875.

c) Class B Common Stock

As of December 31, 2006, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of December 31, 2006, no shares were issued or outstanding.

d) Class C Common Stock

As of December 31, 2006, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of December 31, 2006, no shares were issued or outstanding.

                             iVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 10 - STOCK OPTIONS
-----------------------

Stock Option Plans

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.

The Company did not issue any stock options for the years ended December 31, 2006 and 2005.