Form 10QSB
period 2007-03-31
iVoice Technology, Inc.
filed 2007-05-14
CIK 1307969

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 333-120490

                             IVOICE TECHNOLOGY, INC.
             (Exact name of the Registrant as specified in Charter)

       NEW JERSEY                                            20-1862731
(State of Incorporation)                             (I.R.S. Employer ID Number)

                    750 HIGHWAY 34, MATAWAN, NEW JERSEY 07747
               (Address of Principal Executive Offices) (Zip Code)

          REGISTRANT'S TELEPHONE NO. INCLUDING AREA CODE: 732-441-7700

Securities registered under 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Class None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes [_]No [X]

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 31,351,983 shares of Class A Common stock, no par value as of May 10, 2007.

Traditional Small Business Disclosure Format:  Yes [X] No [_]
================================================================================

                             IVOICE TECHNOLOGY, INC
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited):

         Condensed Balance Sheet - March 31, 2007                            1

         Condensed Statements of Operations -
         Three Months Ended March 31, 2007 and 2006                          2

         Condensed Statements of Cash Flows -
         Three Months Ended March 31, 2007 and 2006                          3

         Notes to Condensed Financial Statements                           4-14

Item 2.  Management's Discussion and Analysis of the Results of
           Operations and Financial Conditions                            15-24

Item 3.  Controls and Procedures                                          24-25

         PART II - OTHER INFORMATION

Item 6.  Exhibits                                                           26

ITEM 1 - FINANCIAL STATEMENTS

                             IVOICE TECHNOLOGY, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

ASSETS
                                                                    MARCH 31,
                                                                      2007
                                                                  ------------
Current assets:
   Cash and cash equivalents                                      $    134,060
   Accounts receivable, net of allowance for doubtful
     accounts of $8,250                                                 16,246
   Prepaid expenses and other current assets                            11,423
                                                                  ------------

Total current assets                                                   161,729

Property and equipment, net                                              1,148
                                                                  ------------

Total assets                                                      $    162,877
                                                                  ============

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                          $    546,083
   Due to related parties                                              189,431
   Deferred maintenance contracts                                       17,018
   Notes payable to related parties                                    178,860
   Derivative liability                                              1,192,403
                                                                  ------------

Total current liabilities                                            2,123,795
                                                                  ------------


Stockholders' Deficit:
    Preferred stock, $1.00 par value; authorized 1,000,000
        shares; no shares issued and outstanding                           --
   Common stock:
         Class A - no par value; authorized 10,000,000,000
            shares; 28,351,983 shares issued; 25,564,834
            shares outstanding and 2,787,149 shares in escrow          264,509
          Class B - $.01 par value; authorized 50,000,000
              shares; no shares issued and outstanding                     --
          Class C - $.01 par value; authorized 20,000,000
              shares;  no shares issued and outstanding                    --
   Additional paid-in capital                                        7,081,947
   Accumulated deficit                                              (9,307,374)
                                                                  ------------

Total stockholders' deficit                                         (1,960,918)
                                                                  ------------

Total liabilities and stockholders' deficit                       $    162,877
                                                                  ============

See accompanying notes to condensed financial statements

                             IVOICE TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                  -----------------------------
                                                                    MARCH 31,        MARCH 31,
                                                                      2007             2006
                                                                  ------------     ------------
Net sales                                                         $     21,719     $     32,187

Cost of sales                                                             --              3,390
                                                                  ------------     ------------

Gross profit                                                            21,719           28,797
                                                                  ------------     ------------

Operating expenses:
  Selling and marketing expenses                                          --                175
  General and administrative expenses                                  109,482          100,375
  Engineering, research and development                                  6,955            9,746
                                                                  ------------     ------------
Total operating expenses                                               116,437          110,296
                                                                  ------------     ------------

Loss from operations                                                   (94,718)         (81,499)
                                                                  ------------     ------------

Other income (expense):
  Interest income                                                          961             (425)
  Interest expense                                                     (38,845)         (84,836)
  Loss on valuation of derivative                                     (492,403)            --
                                                                  ------------     ------------

Total other income (expense)                                          (530,287)         (85,261)
                                                                  ------------     ------------

Loss from operations before income taxes                              (625,005)        (166,760)

Provision for income taxes                                                --               --
                                                                  ------------     ------------

Net loss applicable to common shares                              $   (625,005)    $   (166,760)
                                                                  ============     ============

Basic and diluted loss per common share                           $      (0.02)    $      (0.01)
                                                                  ============     ============

Weighted average shares outstanding
   Basic and diluted                                                25,564,834       13,656,202

See accompanying notes to condensed financial statements

                             IVOICE TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                  -----------------------------
                                                                    MARCH 31,        MARCH 31,
                                                                      2007             2006
                                                                  ------------     ------------
Cash flows from operating activities:
Net loss                                                          $   (625,005)    $   (166,760)
Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
       Depreciation                                                        117              117
       Loss on valuation of derivative                                 492,403             --
       Common stock issued for directors' fees                            --             17,176
       Common stock issued for legal services                             --             30,000
       Issuance of common stock for repayment of
           deferred compensation                                          --             42,824

Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                          (10,413)           5,403
   (Increase) in prepaid expenses                                       (2,790)          (2,141)
    Increase in accounts payable and accrued liabilities                88,839            5,345
    Decrease in customer deposits                                         --            (21,050)
    Increase in amounts due to related parties                          10,131           13,690
    Increase in deferred maintenance contracts                           1,697            2,669
                                                                  ------------     ------------

Net cash used in operating activities                                  (45,021)         (72,727)
                                                                  ------------     ------------

Cash flows from financing activities:
    Issuance of common stock through equity financing                     --             42,079
    Cost of issuance of common stock through equity
        financing                                                         --             (6,479)
                                                                  ------------     ------------

Net cash provided by financing activities                                 --             35,600
                                                                  ------------     ------------

Net decrease in cash and cash equivalents                              (45,021)         (37,127)

Cash and cash equivalents at beginning of period                       179,081          279,332
                                                                  ------------     ------------

Cash and cash equivalents at end of period                        $    134,060     $    242,205
                                                                  ============     ============

During the period, cash was paid for the following:
   Taxes paid                                                     $       --       $       --
   Interest paid                                                  $       --       $       --

Non-Cash Transaction
   Note Payable converted to Convertible Debenture                $    700,000     $       --

See accompanying notes to condensed financial statements

                             IVOICE TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006

NOTE 1. BACKGROUND

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

While iVoice has been engaged in the speech recognition software and computerized telephony business since 1997, iVoice management sought to leverage the value of underutilized developed technology and believed that the transition to an independent company will provide iVoice Technology with greater access to capital. This should provide needed financial resources to potentially penetrate the market and distribute the product. On September 1, 2004, the Board of Directors of iVoice, resolved to pursue the separation of iVoice software business into three publicly owned companies. iVoice will continue to focus on its own computerized telephony technology and related business development operations. iVoice Technology will continue to develop, market and license the Interactive Voice Response line of computerized telephony software.

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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006


NOTE 2. BUSINESS OPERATIONS

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


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.. The Company relies on iVoice, Inc. for administrative, management, research and other services.

As of March 31, 2007, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2007.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at March 31, 2007, were $32,894.

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

j) Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as "Loss on Valuation of Derivative" in other expense in the accompanying financial statements.. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The financial statements for the period ended March 31, 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures with Cornell Capital.

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k) Fair Value of Instruments

The carrying amount reported in the condensed balance sheet for cash and cash equivalents, deposits, prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.


NOTE 5. EARNINGS (LOSS) PER SHARE

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company's basic loss per common share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share is based on net loss, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the periods ended March 31, 2007 and 2006 does not include common stock equivalents, as these shares would be antidilutive.

                                                                    THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                      MARCH 31, 2007          MARCH 31, 2006
                                                                      --------------          --------------
BASIC NET LOSS PER SHARE COMPUTATION:
  Net loss attributable to common stockholders                         $   (625,005)           $   (166,760)
  Weighted-average common shares outstanding                             25,564,834              13,656,202
  Basic net loss per share attributable to common stockholders         $      (0.02)           $      (0.01)
DILUTED NET LOSS PER SHARE COMPUTATION
  Net loss attributable to common stockholders                         $   (625,005)           $   (166,760)
  Weighted-average common shares outstanding                             25,564,834              13,656,202
  Incremental shares attributable to the assumed exercise of
       Outstanding stock options                                                --                      --
  Total adjusted weighted-average shares                                 25,564,834              13,656,202
  Diluted net loss per share attributable to common stockholders       $      (0.02)           $      (0.01)

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 6. RELATED PARTY TRANSACTIONS

In conjunction with the spin-off, iVoice Technology has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until iVoice Technology has found replacement services for those services being provided by iVoice or can provide these services for itself.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of iVoice Technology. This amount is related to funds loaned to iVoice and is unrelated to the operations of iVoice Technology. The note will bear interest at the rate of prime plus 2.0% per annum (10.25% at March 31, 2007) on the unpaid balance until paid. Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. As of March 31, 2007, the outstanding balance was $178,860, plus accrued interest of $37,514. On May 8, 2007, the Company executed a Security Agreement providing Jerome Mahoney, President and Chief Executive Officer of the Company, with a security interest in all of the assets of the Company to secure the promissory note dated August 5, 2005 and all future advances including, but not limited to, additional cash advances: deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to the Company.

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. A portion of Mr. Mahoney's compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. As of March 31, 2007, the Company has recorded $135,571 of deferred compensation due to Mr. Mahoney.

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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 6. RELATED PARTY TRANSACTIONS (CONTINUED)

On August 29, 2005, the Company entered into an employment agreement with Mark Meller. Mr. Meller served as the Company's President, Chief Executive Officer and Chief Financial Officer until August 29, 2006. As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation. The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock. As of March 31, 2007, total deferred compensation due to Mr. Meller was $53,860.

NOTE 7. NOTE PAYABLE

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

The note payable bears interest at the rate of 12% per annum and was increased to 18% on September 1, 2006, as a result of default. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory note matured on September 1, 2006 with a lump sum payment due of any remaining principal and/or interest. The Company is in default of the payment schedule and therefore, the balance has been recorded as a current liability. To date, no weekly principal payments have been made.

The Company's obligations under the promissory note issued to Cornell Capital Partners are secured by a first priority interest in substanially all of our assets.

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 8. DERIVATIVE LIABILITY

On April 16, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture dated March 30, 2007 (the "Debenture") to Cornell Capital Partners, LP. ("Cornell") for the sum of $700,000 in exchange for a previously issued note payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. Cornell has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. Cornell may not convert the Debenture into shares of Class A Common Stock if such conversion would result in Cornell beneficially owning in excess of 4.9% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right at any time provided that as of the date of the Holder's receipt of a Redemption Notice
(i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common Stock of the Company. Furthermore, in addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility:
383.29%. The conversion feature of the debenture should be recorded as a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $700,000, and charged Other Expense - Loss on Valuation of Derivative for $492,403, resulting primarily from calculation of the conversion price.

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 9. SUBSCRIPTION AGREEMENT

On September 22, 2005, iVoice Technology entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell Capital Partners") (which was amended and restated on December 12, 2005) whereby Cornell agrees to purchase up to $10 million of the Company's Class A Common Stock over a two-year period. The shares issued under the SEDA must be first registered under the Securities Act of 1933, as amended. The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. On April 16, 2007, the Company and Cornell entered into an Amendment to the Amended and Restated Standby Equity Distribution Agreement dated as of the 12th day of December 2005, which revised the restrictions upon the Company's ability to sell equity.

NOTE 10. INCOME TAXES

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

At March 31, 2007 deferred tax assets consist of the following:

         Deferred tax assets                     $ 428,504
         Less: Valuation Allowance                (428,504)
                                                 ---------
         Net deferred tax assets                         0
                                                 =========

At March 31, 2007, the Company had a federal net operating loss carry forward in the approximate amount of $1,074,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11. CAPITAL STOCK

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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006


NOTE 11. CAPITAL STOCK (CONTINUED)

a) Preferred Stock

iVoice Technology is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of March 31, 2007, iVoice Technology has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of March 31, 2007, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 28,351,983 shares were issued, and 25,564,834 shares were outstanding, and 2,787,149 shares were issued pending conversion by Cornell Capital Partners pursuant to the SEDA.

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

c) Class B Common Stock

As of March 31, 2007, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of March 31, 2007, no shares were issued or outstanding.

d) Class C Common Stock

As of March 31, 2007, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of March 31, 2007, no shares were issued or outstanding.

NOTE 12. STOCK OPTIONS

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company has not issued any stock options as of March 31, 2007.

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2007 AND 2006

NOTE 13. NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its consolidated financial statements.

NOTE 14. SUBSEQUENT EVENT

In April 2007, the Company issued 2,530,916 shares of Class A common stock pursuant to the SEDA with Cornell Capital Partners with a market value of $5,062 for the net proceeds of $4,020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

A number of the statements made by the Company in this report may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning the Company's outlook, pricing trends and forces within the industry, the completion dates of capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10-KSB for the fiscal year ended December 31, 2006 entitled "Risk Factors".

OVERVIEW AND PLAN OF OPERATION

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

The IVR software business has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, iVoice Technology's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Spin-off, iVoice Technology has developed and maintained its own credit and banking relationships and performs its own financial and investor relations functions. However, iVoice Technology may not be able to successfully

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OVERVIEW AND PLAN OF OPERATION (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

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

In conjunction with the separation of the IVR software business from iVoice, iVoice Technology entered into an administrative services agreement with iVoice for the provision of certain services by iVoice to iVoice Technology following the Spin-off. This agreement will continue on a month to month basis until iVoice Technology has found replacement services for those services being provided by iVoice or can provide these services itself. Following termination of the administrative services agreement, we expect that iVoice Technology will operate on a completely stand-alone basis from iVoice and there will be no business or operating relationship between iVoice and iVoice Technology. iVoice Technology has no current intention to terminate the administrative services agreement, seek replacement services, or provide services for itself in the near future.

RESULTS OF OPERATIONS

All of our revenues were derived from the sale or license of our interactive voice response software products, which enable a caller to obtain requested information in voice form from a local or non-local database, and maintenance contracts. Total revenues for the three months ended March 31, 2007 decreased $10,468 (32.5%) to $21,719 as compared to the three months ended March 31 2006. This decline in revenues was primarily the result of lower number of installations. The low sales volume of the IVR business is attributable to the minimal resources made available for the sales and marketing of the interactive voice response software products. Management feels that the sales of the interactive voice response software products may increase if greater financial and operational resources were made available for the sales and marketing of the products

Gross margin for the quarters ended March 31, 2007 and March 31, 2006 was $21,719 and $28,797, respectively. The decrease of $7,078 (24.6%) was primarily due to the lower sales volume and the change in sales mix to mostly maintenance services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Total operating expenses increased $6,141 (5.6%) to $116,437 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase is attributed to an increase in legal fees mostly offset by a decrease in officers' salaries.

Total other expenses increased $445,026 to $530,287 for the three months ended March 31, 2007 as compared to the same period last year. This increase is mostly attributed to the loss on valuation of derivative offset partially by lower beneficial interest on debt conversions.

Net loss for the quarter ended March 31, 2007 was $625,005 as compared to a loss of $166,760 for the quarter ended March 31, 2006. The increase in net loss of $458,335 was the result of the factors discussed above.

As of March 31, 2007, iVoice Technology had one full-time employee and one part-time employee.

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

On March 30, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture (the "Debenture") to Cornell Capital Partners, LP. ("Cornell") for the sum of $700,000 in exchange for the previously issued note payable for the same amount (see Notes 7 and 8 to the Condensed Financial Statements).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

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

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

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

For the three months ended March 31, 2007, the Company had a net decrease in cash of $45,021. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. The Company used $45,021 in cash for operating activities in the three months March 31, 2007. This was primarily the result of the cash used to fund the loss from current operating activities offset partially by an increase in accounts payable and accrued liabilities. For the three ended Mrach 31, 2007 the Company used $45,021 in cash for operating activities as compared to $72,727 in the prior year. The decrease is primarily attributed to the lower net loss for the year quarter ended March 31, 2007 as compared to the previous year..

     CASH PROVIDED BY FINANCING ACTIVITIES. For the quarter ended March 31, 2007 there were no financing activities. For the quarter ended March 31, 2006, the Company received proceeds of $35,600 from the issuance of common stock through the equity financing with Cornell Capital Partners.

There was no significant impact on the Company's operations as a result of inflation for the three months ended March 31, 2007.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

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

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

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

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their audit for the period ended March 31, 2007, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls:

     A material weakness in the Company's internal controls exists in that there is limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is a result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

Subsequent to the notification from our independent registered public accounting firm, our chief executive officer evaluated our internal controls and concurred that, since the date of the Company's separation from iVoice, Inc. our disclosure controls and procedures have not been effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Other than the material weakness indicated above, no accounting errors or misstatements have been identified by our disclosure controls and procedures or by our independent registered public accounting firm that would have a material effect on our Financial Statements.

CHANGES IN INTERNAL CONTROLS

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS

     31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         iVOICE TECHNOLOGY, INC.


Date: May 14, 2007                       By: /s/ Jerome Mahoney
                                             ------------------------
                                             Jerome Mahoney
                                             President, Chief Executive Officer
                                             and Chief Financial Officer

                                INDEX OF EXHIBITS


     31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.