Form 10QSB
period 2007-06-30
iVoice Technology, Inc.
filed 2007-08-14
CIK 1307969

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

                  For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 46,849,660 shares of Class A Common stock, no par value as of August 10, 2007.

Traditional Small Business Disclosure Format:  Yes [_] No [X]
================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

         PART I - FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements (Unaudited):

            Condensed Balance Sheet - June 30, 2007                          1

            Condensed Statements of Operations -
            Three and Six Months Ended June 30, 2007 and 2006                2

            Condensed Statements of Cash Flows -
            Six Months Ended June 30, 2007 and 2006                          3

            Notes to Condensed Financial Statements                         4-15

Item 2.     Management's Discussion and Analysis or Plan
            of Operation                                                   16-22

Item 3.     Controls and Procedures                                         22

Item 3A(t). Controls and Procedures.                                        22

         PART II - OTHER INFORMATION

Item 5.     Other Information                                               24

Item 6.     Exhibits                                                        24

Index of Exhibits                                                           25

ITEM 1 - FINANCIAL STATEMENTS
                             IVOICE TECHNOLOGY, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                                    JUNE 30,
                                                                                      2007
                                                                                  ------------
ASSETS

Current assets:
   Cash and cash equivalents                                                      $    124,723
   Accounts receivable, net of allowance for doubtful accounts of
   $8,250                                                                               24,866
   Prepaid expenses and other current assets                                             4,515
                                                                                  ------------

Total current assets                                                                   154,104

Property and equipment, net                                                              1,031
                                                                                  ------------

Total assets                                                                      $    155,135
                                                                                  ============

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                                          $    561,044
   Due to related parties                                                              199,563
   Deferred maintenance contracts                                                       29,167
   Notes payable to related parties                                                    178,860
   Convertible debenture, net of unamortized debt discount of $641,241                  56,759
   Derivative liability                                                              1,233,832
                                                                                  ------------

Total current liabilities                                                            2,259,225
                                                                                  ------------


Stockholders' Deficit:
    Preferred stock, $1.00 par value; authorized 1,000,000
        shares; no shares issued and outstanding                                          --
   Common stock:
         Class A - no par value; authorized 10,000,000,000
            shares; 40,609,767 shares issued; 39,415,284 shares
            outstanding  and 1,194,483 shares in escrow                                292,806
          Class B - $.01 par value; authorized 50,000,000
              shares; no shares issued and outstanding                                    --
          Class C - $.01 par value; authorized 20,000,000
              shares;  no shares issued and outstanding                                   --
   Additional paid-in capital                                                        7,079,760
   Accumulated deficit                                                              (9,476,656)
                                                                                  ------------

Total stockholders' deficit                                                         (2,104,090)
                                                                                  ------------

Total liabilities and stockholders' deficit                                       $    155,135
                                                                                  ============

See accompanying notes to condensed financial statements

                             IVOICE TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended                    Six Months Ended
                                            ------------------------------      ------------------------------
                                              June 30,          June 30,          June 30,          June 30,
                                                2007              2006              2007              2006
                                            ------------      ------------      ------------      ------------
Net sales                                   $     12,701      $     25,864      $     34,420      $     58,051

Cost of sales                                       --                --                --               3,390
                                            ------------      ------------      ------------      ------------

Gross margin                                      12,701            25,864            34,420            54,661
                                            ------------      ------------      ------------      ------------

Operating expenses:
  Selling and marketing expenses                    --                --                --                 175
  General and administrative expenses             84,356           102,902           193,838           203,277
  Engineering, research, & development             2,500            11,346             9,455            21,092
                                            ------------      ------------      ------------      ------------



Total operating expenses                          86,856           114,248           203,293           224,544
                                            ------------      ------------      ------------      ------------

     Loss from operations                        (74,155)          (88,384)         (168,873)         (169,883)
                                            ------------      ------------      ------------      ------------

Other income (expense):
  Interest income                                    786             3,330             1,747             2,905
  Interest expense                                 7,682           (38,204)          (31,163)         (123,040)
  Amortization of debt discount                  (58,759)             --             (58,759)             --
  Loss on valuation of derivative                (44,836)             --            (537,239)
                                            ------------      ------------      ------------      ------------


Total other income (expense)                     (95,127)          (34,874)         (625,414)         (120,135)
                                            ------------      ------------      ------------      ------------

Loss before taxes                               (169,282)         (123,258)         (794,287)         (290,018)

Provision for income taxes                          --                --                --                --
                                            ------------      ------------      ------------      ------------


Net loss attributable to common shares      $   (169,282)     $   (123,258)     $   (794,287)     $   (290,018)
                                            ============      ============      ============      ============


Basic and diluted loss per common share     $      (0.01)     $      (0.01)     $      (0.03)     $      (0.02)


Weighted average shares outstanding
     Basic and diluted                        31,990,689        20,312,342        28,795,603        16,984,485

See accompanying notes to condensed financial statements.

                             IVOICE TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                              ------------------------------
                                                                JUNE 30,          JUNE 30,
                                                                  2007              2006
                                                              ------------      ------------
Cash flows from operating activities:
Net loss                                                      $   (794,287)     $   (290,018)
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation                                                    234               234
       Loss on valuation of derivative                             537,239              --
       Amortization of discount on debt                             58,759
       Common stock issued for directors' fees                        --              17,176
       Common stock issued for legal services                         --              30,000
       Beneficial interest incurred  for repayment of
           deferred compensation                                      --              40,222

Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                      (19,033)           19,152
    Decrease in prepaid expenses                                     4,118             2,444
    Increase in accounts payable and accrued liabilities           103,800            31,045
    Decrease in customer deposits                                     --             (21,050)
    Increase in amounts due to related parties                      20,263            53,782
    Increase (decrease) in deferred maintenance contracts           13,846            (5,312)
                                                              ------------      ------------

Net cash (used in) operating activities                            (75,061)         (122,375)
                                                              ------------      ------------

Cash flows from financing activities:
    Issuance of common stock through equity financing               25,783           126,289
    Cost of issuance of common stock through equity
                                                                                ------------
        Financing                                                   (5,080)          (19,490)
                                                              ------------      ------------

Net cash provided by financing activities                           20,703           106,799
                                                              ------------      ------------

Net (decrease) in cash and cash equivalents                        (54,358)          (15,576)

Cash and cash equivalents at beginning of period                   179,081           279,332
                                                              ------------      ------------

Cash and cash equivalents at end of period                    $    124,723      $    263,756
                                                              ============      ============

During the period, cash was paid for the following:
   Taxes paid                                                 $       --        $       --
   Interest paid                                              $       --        $       --

Non-Cash Transaction
   Note payable converted to convertible debenture            $    700,000      $       --
   Convertible debenture converted to common stock            $      2,000      $       --

See accompanying notes to condensed financial statements

                             IVOICE TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

Note 1         Background
------         ----------

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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006


Note 2         Business Operations
------         -------------------

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

Note 3         Going Concern
------         -------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company relies on iVoice, Inc. for administrative, management, research and other services.

As of June 30, 2007, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

Note 4         Summary of Significant Accounting Policies
------         ------------------------------------------

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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

Note 4         Summary of Significant Accounting Policies (continued)
------         ------------------------------------------------------

separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer's option upon the completion of the first year licensed.

The Company does not offer any special payment terms or significant discount pricing. Normal and customary payment terms require payment for the software license fees when the product is shipped. Payment for software maintenance is due prior to the commencement of the maintenance period. It is also the Company's policy to not provide customers the right to refund any portion of its license fees. With respect to the sale of software license fees, the Company recognizes revenue in accordance with Statement of Position 97-2, software Revenue Recognition (SOP 97-2), as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disk (CD) or other means to the customer has occurred, (3) the perpetual license fee is fixed or determinable and (4) collectability, which is assessed on a customer-by-customer basis, is probable.

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

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2007.

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

Note 4         Summary of Significant Accounting Policies (continued)
------         ------------------------------------------------------

g) Cash and Cash Equivalents (continued)

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at June 30, 2007, were $25,417.

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

j)    Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as "Loss on Valuation of Derivative" in other expense in the accompanying financial statements.. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The financial statements for the period ended June 30, 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures with Cornell Capital.

k)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

Note 4         Summary of Significant Accounting Policies (continued)
------         ------------------------------------------------------

l)    Fair Value of Instruments

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

Note 5         Earnings (Loss) Per Share
------         -------------------------

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company's basic loss per common share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share is based on net loss, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options. Diluted loss per share for the periods ended June 30, 2007 and 2006 does not include common stock equivalents, as these shares would be antidilutive.

                                                                THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                ------------------    ------------------
                                                                     JUNE 30, 2007         JUNE 30, 2006
                                                                     -------------         -------------
BASIC NET LOSS PER SHARE COMPUTATION:
  Net loss attributable to common stockholders                       $   (169,282)         $   (123,258)
  Weighted-average common shares outstanding                           31,990,689            20,312,342
  Basic net loss per share attributable to common stockholders       $      (0.01)         $      (0.01)
DILUTED NET LOSS PER SHARE COMPUTATION
  Net loss attributable to common stockholders                       $   (169,282)         $   (123,258)
  Weighted-average common shares outstanding                           31,990,689            20,312,342
  Incremental shares attributable to the assumed exercise of
       Outstanding stock options                                             --                    --
  Total adjusted weighted-average shares                               31,990,689            20,312,342
  Diluted net loss per share attributable to common stockholders     $      (0.01)         $      (0.01)

                                                                  SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                  ----------------      ----------------
                                                                     JUNE 30, 2007         JUNE 30, 2006
                                                                     -------------         -------------
BASIC NET LOSS PER SHARE COMPUTATION:
  Net loss attributable to common stockholders                       $   (794,287)         $   (290,018)
  Weighted-average common shares outstanding                           28,795,603          $ 16,984,485
  Basic net loss per share attributable to common stockholders       $      (0.03)                (0.02)
DILUTED NET LOSS PER SHARE COMPUTATION
  Net loss attributable to common stockholders                       $   (794,287)         $   (290,018)
  Weighted-average common shares outstanding                           28,795,603            16,984,485
  Incremental shares attributable to the assumed exercise of
       Outstanding stock options                                             --                    --
  Total adjusted weighted-average shares                               28,795,603            16,984,485
  Diluted net loss per share attributable to common stockholders     $      (0.03)         $      (0.02)

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

Note 6         Related Party Transactions
------         --------------------------

In conjunction with the spin-off, iVoice Technology has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until iVoice Technology has found replacement services for those services being provided by iVoice or can provide these services for itself.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of iVoice Technology. This amount is related to funds loaned to iVoice and is unrelated to the operations of iVoice Technology. The note will bear interest at the rate of prime plus 2.0% per annum (10.25% at June 30, 2007) on the unpaid balance until paid. Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of June 30, 2007, the outstanding balance was $178,860, plus accrued interest of $45,686. On May 8, 2007, the Company executed a Security Agreement providing Jerome Mahoney, President and Chief Executive Officer of the Company, with a security interest in all of the assets of the Company to secure the promissory note dated August 5, 2005 and all future advances including, but not limited to, additional cash advances: deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to the Company.

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. A portion of Mr. Mahoney's compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. As of June 30, 2007, the Company has recorded $145,703 of deferred compensation due to Mr. Mahoney.

The Board has the option to pay Mr. Mahoney's compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. On August 30, 2006 Mr. Mahoney was elected to the position of President and Chief Executive Officer. Effective August 30, 2006, Mr. Mahoney shall no longer serve as Non-Executive Chairman of the Board, but shall continue to serve as the Company Secretary.

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

Note 6         Related Party Transactions (continued)
------         --------------------------------------

On August 29, 2005, the Company entered into an employment agreement with Mark Meller. Mr. Meller served as the Company's President, Chief Executive Officer and Chief Financial Officer until August 29, 2006. As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation. The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock. As of June 30, 2007, total deferred compensation due to Mr. Meller was $53,860.

Note 7         Note Payable
------         ------------

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

The note payable bears an interest at the rate of 12% per annum. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory note matured on September 1, 2006 with a lump sum payment due of any remaining principal and/or interest. The Company is in default of the payment schedule and therefore, the balance has been recorded as a current liability. To date, no weekly principal payments have been made.

The Company's obligations under the promissory note issued to Cornell Capital Partners are secured by a first priority interest in substanially all of our assets.

On April 16, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture dated March 30, 2007 (the "Debenture") to Cornell Capital Partners, LP. ("Cornell") for the sum of $700,000 in exchange for this note payable for the same amount (see Note 8).

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

Note 8         Derivative Liability
------         --------------------

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

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility:
383.29%. The conversion feature of the debenture should be recorded as a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $700,000, and charged Other Expense - Loss on Valuation of Derivative for $492,403, resulting primarily from calculation of the conversion price. For the three months ended June 30, 2007, the Company recorded an additional Loss on Valuation of Derivative in the amount of $44,836. For the six months ended June 30, 2007, the Company recorded a Loss on Valuation of Derivative in the amount of $537,239.

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

Note 9         Subscription Agreement
------         ----------------------

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

Note 10        Income taxes
-------        ------------

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

At June 30, 2007 deferred tax assets consist of the following:

            Deferred tax assets           $ 470,000
            Less: Valuation Allowance      (470,000)
                                          ---------
            Net deferred tax assets             -0-
                                          =========

At June 30, 2007, the Company had a federal net operating loss carry forward in the approximate amount of $1,179,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Note 11        Capital Stock
-------        -------------

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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006


Note 11        Capital Stock (continued)
-------        -------------------------

a) Preferred Stock

iVoice Technology is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of June 30, 2007, iVoice Technology has not issued any shares of Preferred Stock.


b) Class A Common Stock

As of June 30, 2007, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 40,609,767 shares were issued, and 39,415,284 shares were outstanding, and 1,194,483 shares were issued pending conversion by Cornell Capital Partners pursuant to the SEDA.

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

c) Class B Common Stock

As of June 30, 2007, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of June 30, 2007, no shares were issued or outstanding.

d) Class C Common Stock

As of June 30, 2007, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of June 30, 2007, no shares were issued or outstanding.

Note 12        Stock Options
-------        -------------

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company has not issued any stock options as of June 30, 2007.

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2007 AND 2006

Note 13        New Accounting Pronouncements
-------        -----------------------------

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

Note 14        Letter of Intent for New Acquisition
-------        ------------------------------------

On June 6, 2007 announced that it had signed a non-binding Letter of Intent to acquire Prosperity Ventures, Inc. d/b/a Tropical Screen, Stronghold Manufacturing, Inc., Aero Consulting, LLC and Screen Enclosures Technologies, LLC, Florida limited liability corporations (collectively referred to as "Prosperity Ventures"). The transaction, which is subject to due diligence, the usual and customary conditions, and entering into a definitive agreement, is expected to close in August 2007. It is anticipated that Prosperity Ventures will merge into a wholly owned subsidiary of iVoice Technology, Inc.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
-------        -------------------------------------------
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               ---------------------------------------------

FORWARD LOOKING STATEMENTS
--------------------------

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

OVERVIEW AND PLAN OF OPERATION
------------------------------

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

LETTER OF INTENT FOR NEW ACQUISITION
------------------------------------

On June 6, 2007 announced that it had signed a non-binding Letter of Intent to acquire Prosperity Ventures, Inc. d/b/a Tropical Screen, Stronghold Manufacturing, Inc., Aero Consulting, LLC and Screen Enclosures Technologies, LLC, Florida limited liability corporations (collectively referred to as "Prosperity Ventures"). The transaction, which is subject to due diligence, the usual and customary conditions, and entering into a definitive agreement, is expected to close in August 2007. It is anticipated that Prosperity Ventures will merge into a wholly owned subsidiary of iVoice Technology, Inc.

RESULTS OF OPERATIONS
---------------------

All of our revenues were derived from the sale or license of our interactive voice response software products, which enable a caller to obtain requested information in voice form from a local or non-local database, and maintenance contracts. Total revenues for the three and six months ended June 30, 2007 decreased $13,163 (50.9%) to $12,701 and $23,631 (40.7%) to $34,420,
respectively, as compared to the three and six months ended June 30 2006. This decline in revenues was primarily the result of lower number of installations. The low sales volume of the IVR business is attributable to the minimal resources made available for the sales and marketing of the interactive voice response software products. Management feels that the sales of the interactive voice response software products may increase if greater financial and operational resources were made available for the sales and marketing of the products

Gross margin decreased $13,163 (50.9%) to $12,701 and $20,421 (37%) to $34,420,
respectively, for the three and six months ended June 30, 2007 as compared to the same periods in the prior year. These decreases were primarily due to the lower sales volume and the change in sales mix to mostly maintenance services. Total operating expenses decreased $27,392 (24%) to $88,856 and $21,251 (9.5%) to $203,293 for the three and six months ended June 30, 2007, respectively, as compared to the three and six months ended June 30, 2006. Lower engineering, research and development expenses, lower officers' salaries was partially offset by an increase in professional fees.

Total other expenses increased $60,253 to $95,127 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 primarily attributed to the loss on valuation of derivative, amortization of the discount on debt offset partially by lower interest expense. Total other expenses increased $505,279 to $625,414 six months ended June 30, 2007, which is mostly attributed to the loss on valuation of derivative offset partially by lower beneficial interest on debt conversions.

Net loss for the quarter ended June 30, 2007 was $169,282 as compared to a loss of $123,258 for the quarter ended June 30, 2006. Net loss for the six months ended June 30, 2007 was $794,287 as compared to a loss of $290,018 for the six months ended June 30, 2006. These increases in net loss of $46,024 and $504,269, respectively, were the result of the factors discussed above.

As of June 30, 2007, iVoice Technology had one full-time employee and one part-time employee.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

To date, iVoice Technology has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On August 12 and November 19, 2004, iVoice Technology issued an aggregate of $560,000 in secured convertible debentures, with interest payable at 5% per annum, to Cornell Capital Partners. On February 28, 2005, iVoice Technology's obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount, with an additional loan of $140,000 bringing the promissory note to an aggregate principal of $700,000. The loans evidenced by the promissory note have not yet been repaid, and are potentially in default. This promissory note accrues interest at rate of 12% per annum. This promissory note is not convertible into any equity security of iVoice Technology. In connection with the issuances of the secured convertible debentures, iVoice Technology paid a fee to Cornell Capital Partners equal to 10% of the aggregate principal amount of the debentures. When the secured convertible debentures were terminated, iVoice Technology received a credit for fees that would otherwise have been payable upon the issuance of the $560,000 in replacement notes. iVoice Technology paid Cornell Capital Partners a fee of $14,000 in connection with its $140,000 additional borrowing. The Company's obligations under the secured promissory note issued to Cornell Capital Partners are secured by a first priority security interest in substantially all of our assets. iVoice had also guaranteed the payment of all amounts payable by iVoice Technology pursuant to the secured promissory note. This guaranty terminated on August 5, 2005.

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

However, Cornell Capital Partners is under no obligation to purchase any shares of Class A Common Stock unless certain conditions are met by iVoice Technology, including having the registration statement relating to the Standby Equity Distribution Agreement declared effective. The registration statement was effective February 6, 2006. If iVoice Technology cannot satisfy the requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the Standby Equity Distribution Agreement, we will not be able to obtain sufficient capital resources to operate our business, and we have no current plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition, our business, and us. Management believes that its going-forward expenses for the twelve months following the date of this Report will be approximately $432,000, which includes salaries for iVoice Technology's officers and employees, and assuming iVoice Technologies has no revenues in such period, iVoice Technology expects to incur additional liabilities of approximately $432,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and iVoice Technology is unable to obtain funds from the sale of our Class A Common Stock to Cornell Capital Partners, management believes that iVoice Technology can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

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

For the six months ended June 30, 2007, the Company had a net decrease in cash of $54,358. The Company's principal sources and uses of funds were as follows:

           CASH USED BY OPERATING ACTIVITIES. The Company used $75,061 in cash for operating activities in the six months June 30, 2007. This was primarily the result of the cash used to fund the loss from current operating activities offset partially by an increase in accounts payable and accrued liabilities. For the six ended June 30, 2007 the Company used $75,061 in cash for operating activities as compared to $122,375 in the prior year. The decrease is primarily attributed to the increase in accounts payable and accrued liabilities for the six months ended June 30, 2007 as compared to the previous year.

           NET CASH PROVIDED BY FINANCING ACTIVITIES. For the six months ended June 30, 2007 the Company received net proceeds of $20,703 from the issuance of common stock through the equity financing with Cornell Capital Partners as compared to $122,375 in the prior year.

There was no significant impact on the Company's operations as a result of inflation for the six months ended June 30, 2007.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

REVENUE RECOGNITION

With respect to the sale of software license fees, the Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disk (CD) or other means to the customer has occurred, (3) the perpetual license fee is fixed or determinable and (4) collectability, which is assessed on a customer-by-customer basis, is probable.

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

ITEM 3.        CONTROLS AND PROCEDURES
-------        -----------------------

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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their review for the period ended June 30, 2007, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls:

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

ITEM 3A(T). CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2007. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a-15 or ss.240.15d-15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

                           PART II. OTHER INFORMATION

ITEM 5.        OTHER INFORMATION.
-------        ------------------

               (b) The Company does not have a standing nominating committee or a committee performing similar functions as the Company's Board of Directors consists of only two members and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors. Both members of the Board of Directors participate in the consideration of director nominees.


ITEM 6.        EXHIBITS
-------        --------

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



                                       iVOICE TECHNOLOGY, INC.



Date:      August 14, 2007             By: /s/ Jerome Mahoney
                                           ------------------------------------
                                           Jerome Mahoney
                                           President, Chief Executive Officer
                                           and Chief Financial Officer

                                INDEX OF EXHIBITS


               31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14 under the Securities Exchange Act.

               32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.