Form 10QSB
period 2007-09-30
iVoice Technology, Inc.
filed 2007-11-14
CIK 1307969

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes [ ] No [X]

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 95,260,041shares of Class A Common stock, no par value as of November 12, 2007.

Transitional Small Business Disclosure Format: Yes [ ] No [X]
================================================================================

                             IVOICE TECHNOLOGY, INC
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

              PART I - FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements (Unaudited):

              Condensed Balance Sheet - September 30, 2007                   1

              Condensed Statements of Operation -
              Three and Nine Months Ended September 30, 2007 and 2006        2

              Condensed Statements of Cash Flows -
              Nine Months Ended September 30, 2007 and 2006                  3

              Notes to Condensed Financial Statements                       4-15

Item 2.       Management's Discussion and Analysis or
              Plan of Operation                                            16-22

Item 3.       Controls and Procedures                                       21

Item 3A (t).  Controls and Procedures                                      21-22


              PART II - OTHER INFORMATION

Item 6.       Exhibits                                                      24

Index of Exhibits                                                           25

ITEM 1 - FINANCIAL STATEMENTS

                             IVOICE TECHNOLOGY, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
ASSETS                                                             SEPTEMBER 30,
                                                                       2007
                                                                   ------------
Current assets:
   Cash and cash equivalents                                       $   126,076
   Accounts receivable, net of allowance for doubtful
     accounts of $ 8,250                                                 8,833
   Prepaid expenses and other current assets                             7.690
                                                                   -----------
Total current assets                                                   142,599

Property and equipment, net                                                914
                                                                   -----------
Total assets                                                       $   143,513
                                                                   ===========


LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                           $   622,185
   Due to related parties                                              206,412
   Deferred maintenance contracts                                       19,594
   Notes payable to related parties                                    178,860
   Convertible debenture, net of unamortized debt
     discount of $582,482                                              100,233
   Derivative liability                                              1,065,873
                                                                   -----------
Total current liabilities                                            2,193,157
                                                                   -----------


Stockholders' Deficit:
    Preferred stock, $1.00 par value; authorized 1,000,000
        shares; no shares issued and outstanding                          --
   Common stock:
         Class A - no par value; authorized 10,000,000,000
            shares; 60,873,171 shares issued; 59,678,688
            shares outstanding and 1,194,483 shares in escrow          335,707
          Class B - $.01 par value; authorized 50,000,000
              shares; no shares issued and outstanding                    --
          Class C - $.01 par value; authorized 20,000,000
              shares;  no shares issued and outstanding                   --
   Additional paid-in capital                                        7,067,490
   Accumulated deficit                                              (9,452,841)
                                                                   -----------
Total stockholders' deficit                                         (2,049,644)
                                                                   -----------
Total liabilities and stockholders' deficit                        $   143,513
                                                                   ===========

See accompanying notes to condensed financial statements

                             IVOICE TECHNOLOGY, INC.
                        CONDENSED STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                                           Three Months Ended                 Nine Months Ended
                                                     ------------------------------    ------------------------------
                                                     September 30,    September 30,    September 30,    September 30,
                                                          2007             2006             2007             2006
                                                     -------------    -------------    -------------    -------------
Net sales                                            $      21,622    $       5,425    $      56,042    $      63,475

Cost of sales                                                2,272              834            2,272            4,224
                                                     -------------    -------------    -------------    -------------

Gross margin                                                19,350            4,591           53,770           59,251
                                                     -------------    -------------    -------------    -------------

Operating expenses:
  Selling and marketing expenses                              --               --               --                175
  General and administrative expenses                       91,780           87,493          285,618          289,844
  Engineering, research, & development                        --             12,231            9,455           33,323
                                                     -------------    -------------    -------------    -------------

Total operating expenses                                    91,780           99,724          295,073          323,342
                                                     -------------    -------------    -------------    -------------

     Loss from operations                                  (72,430)         (95,133)        (241,303)        (264,091)
                                                     -------------    -------------    -------------    -------------

Other income (expense):
  Interest income                                              780            1,664            2,527            4,569
  Interest expense                                         (17,142)         (31,010)         (48,305)        (154,975)
  Amortization of debt discount                            (58,759)            --           (117,518)            --
  Gain (loss) on valuation of derivative                   171,366             --           (365,873)            --
                                                     -------------    -------------    -------------    -------------

Total other income (expense)                                96,245          (29,346)        (529,169)        (150,406)
                                                     -------------    -------------    -------------    -------------

Income (loss) before taxes                                  23,815         (124,479)        (770,472)        (414,497)

Provision for income taxes                                    --               --               --               --
                                                     -------------    -------------    -------------    -------------

Net income (loss) attributable to
    Common shares                                    $      23,815    $    (124,479)   $    (770,472)   $    (414,497)
                                                     =============    =============    =============    =============

Basic income (loss) per common share                 $       (0.00)   $       (0.01)   $       (0.02)   $       (0.02)

Diluted income (loss) per common share               $       (0.00)   $       (0.01)   $       (0.02)   $       (0.02)


Weighted average shares outstanding
     Basic                                              50,955,039       24,468,652       36,307,500       19,506,622
     Diluted                                           204,133,986       24,468,652       36,307,500       19,506,622

See accompanying notes to condensed financial statements

                             IVOICE TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                             ------------------------------
                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                                 2007              2006
                                                             ------------      ------------
Cash flows from operating activities:
Net loss                                                     $   (770,472)     $   (414,497)
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation                                                   351               351
       Loss on valuation of derivative                            365,873              --
       Amortization of discount on debt                           117,518              --
       Common stock issued for directors' fees                       --              17,176
       Common stock issued for legal services                        --              30,000
       Common stock issued for repayment of
           deferred compensation                                     --              64,874

Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                      (3,000)           19,152
    Decrease (increase) in prepaid expenses                           943              (142)
    Increase in accounts payable and accrued liabilities          164,941            67,065
    Decrease in customer deposits                                    --             (21,050)
    Increase in amounts due to related parties                     27,112            49,337
    Increase in deferred maintenance contracts                      4,273             4,509
                                                             ------------      ------------

Net cash (used in) operating activities                           (92,461)         (183,225)
                                                             ------------      ------------

Cash flows from financing activities:
    Issuance of common stock through equity financing              49,536           139,334
    Cost of issuance of common stock through equity
      financing                                                   (10,080)          (21,784)
                                                             ------------      ------------

Net cash provided by financing activities                          39,456           117,550
                                                             ------------      ------------

Net (decrease) in cash and cash equivalents                       (53,005)          (65,675)

Cash and cash equivalents at beginning of period                  179,081           279,332
                                                             ------------      ------------

Cash and cash equivalents at end of period                   $    126,076      $    213,657
                                                             ============      ============

During the period, cash was paid for the following:
   Taxes paid                                                $       --        $       --
   Interest paid                                             $       --        $       --

Non-Cash Transaction
   Note payable converted to convertible debenture           $    700,000      $       --
   Convertible debenture converted to common stock           $     17,285      $       --
   Common stock issued for director fees                     $       --        $     17,176
   Common stock issued for legal services                    $       --        $     30,000
   Common stock issued for director fees                     $       --        $     64,874

See accompanying notes to condensed financial statements

                             IVOICE TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2007 AND 2006

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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


NOTE 2. BUSINESS OPERATIONS

The Company will continue to develop market and license the Interactive Voice Response ("IVR"), software which was developed by iVoice. The Company's Interactive Voice Response line is designed to read information from and write information to, databases, as well as to query databases and return information.

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

As of September 30, 2007, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2007.

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g) Cash and Cash Equivalents (continued)

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at September 30, 2007, were $28,453.

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

j) Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as "Loss on Valuation of Derivative" in other expense in the accompanying financial statements.. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The financial statements for the period ended September 30, 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures with Cornell Capital.

k) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                                                         THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                         SEPTEMBER 30, 2007      SEPTEMBER 30, 2006
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION:
  Net income (loss) attributable to common stockholders                    $      23,815           $    (124,479)
  Weighted-average common shares outstanding                                  50,955,039              24,468,652
  Basic net income (loss) per share attributable to common
      Stockholders                                                         $        0.00           $       (0.01)
DILUTED NET INCOME (LOSS) PER SHARE COMPUTATION
  Net income (loss) attributable to common stockholders                    $      23,815           $    (124,479)
  Weighted-average common shares outstanding                                  50,955,039              24,468,652
  Incremental shares attributable to the assumed conversion of
      note payable                                                           153,178,947                     --
  Total adjusted weighted-average shares                                     204,133,986              24,468,652
  Diluted net income (loss) per share attributable to
      common stockholders                                                  $        0.00           $       (0.01)

                                                                         NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                         SEPTEMBER 30, 2007      SEPTEMBER 30, 2006
BASIC NET LOSS PER SHARE COMPUTATION:
  Net loss attributable to common stockholders                             $    (770,472)          $    (414,497)
  Weighted-average common shares outstanding                                  36,307,500              19,506,622
  Basic net loss per share attributable to common stockholders                     (0.02)                  (0.02)
DILUTED NET LOSS PER SHARE COMPUTATION
  Net loss attributable to common stockholders                             $    (770,472)          $    (414,497)
  Weighted-average common shares outstanding                                  36,307,500              19,506,622
  Incremental shares attributable to the assumed exercise of
       Note payable                                                                  --                      --
  Total adjusted weighted-average shares                                      36,307,500              19,506,622
  Diluted net loss per share attributable to common stockholders           $       (0.02)          $       (0.02)

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 6. RELATED PARTY TRANSACTIONS

In conjunction with the spin-off, iVoice Technology has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until iVoice Technology has found replacement services for those services being provided by iVoice or can provide these services for itself.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of iVoice Technology. This amount is related to funds loaned to iVoice and is unrelated to the operations of iVoice Technology. The note will bear interest at the rate of prime plus 2.0% per annum (9.75% at September 30, 2007) on the unpaid balance until paid. Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing
(x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of September 30, 2007, the outstanding balance was $178,860, plus accrued interest of $53,972. On May 8, 2007, the Company executed a Security Agreement providing Jerome Mahoney, President and Chief Executive Officer of the Company, with a security interest in all of the assets of the Company to secure the promissory note dated August 5, 2005 and all future advances including, but not limited to, additional cash advances: deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to the Company.

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. A portion of Mr. Mahoney's compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. As of September 30, 2007, the Company has recorded $156,152 of deferred compensation due to Mr. Mahoney.

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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 6. RELATED PARTY TRANSACTIONS (CONTINUED)

On August 29, 2005, the Company entered into an employment agreement with Mark Meller. Mr. Meller served as the Company's President, Chief Executive Officer and Chief Financial Officer until August 29, 2006. As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation. The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock. As of September 30, 2007, total deferred compensation due to Mr. Meller was $53,860.

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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 8. DERIVATIVE LIABILITY

On April 16, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture dated March 30, 2007 (the "Debenture") to Cornell Capital Partners, LP. ("Cornell") for the sum of $700,000 in exchange for a previously issued note payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. Cornell has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. Cornell may not convert the Debenture into shares of Class A Common Stock if such conversion would result in Cornell beneficially owning in excess of 4.9% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right at any time provided that as of the date of the Holder's receipt of a Redemption Notice
(i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common Stock of the Company. Furthermore, in addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect. As of September 30, 2007, the outstanding balance on the Convertible Debenture was $682,715.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility:
383.29%. The conversion feature of the debenture should be recorded as a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $700,000, and charged Other Expense - Loss on Valuation of Derivative for $492,403, resulting primarily from calculation of the conversion price. For the three months ended September 30, 2007, the Company recorded a Gain on Valuation of Derivative in the amount of $171,366. For the nine months ended September 30, 2007, the Company recorded a Loss on Valuation of Derivative in the amount of $365,873.

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

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

At September 30, 2007 deferred tax assets consist of the following:

              Deferred tax assets                     $ 475,000
              Less: Valuation Allowance                (475,000)
                                                      ---------
              Net deferred tax assets                         0
                                                      =========

At September 30, 2007, the Company had a federal net operating loss carry forward in the approximate amount of $1,189,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 11. CAPITAL STOCK (CONTINUED)

a) Preferred Stock

iVoice Technology is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of September 30, 2007, iVoice Technology has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of September 30, 2007, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 60,873,171 shares were issued, 59,678,688 shares were outstanding, and 1,194,483 shares were issued pending conversion by Cornell Capital Partners pursuant to the SEDA.

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

c) Class B Common Stock

As of September 30, 2007, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of September 30, 2007, no shares were issued or outstanding.

d) Class C Common Stock

As of September 30, 2007, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of September 30, 2007, no shares were issued or outstanding.

NOTE 12. STOCK OPTIONS

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company has not issued any stock options as of September 30, 2007.

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006

NOTE 13. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its consolidated financial statements. The adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations.

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

NOTE 14. SUBSEQUENT EVENTS

On October 12, 2007, the Company announced that it had terminated a non-binding Letter of Intent that it had signed on June 6, 2007 to acquire Prosperity Ventures, Inc. d/b/a Tropical Screen, Stronghold Manufacturing, Inc., Aero Consulting, LLC and Screen Enclosures Technologies, LLC, Florida limited liability corporations (collectively referred to as "Prosperity Ventures"). iVoice Technology continues to seek other acquisition candidates that provide excellent growth potential, are in a viable and stable market segment, and employ a current management team committed to the organization's long-term success. Our prospective acquisitions may or may not be in the same industry as iVoice Technology.

On October 4, 2007 $5,300 of these Debentures was converted into 2,944,444 Class A common shares in accordance with section 3(c)(i) of these Debentures.

On October 8, 2007, the Company issued 6,700,000 shares of Class A Common Stock to Jerome Mahoney as partial repayment of $3,752.00 on the promissory note dated December 20, 2004.

On October 5, 2007, the Company sold 3,186,905 shares of Class A common stock to Cornell Capital ("YA Global") for $5,791, which was net of fees and discounts of $902.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

LETTER OF INTENT FOR NEW ACQUISITION

On October 12, 2007, the Company announced that it had terminated a non-binding Letter of Intent that it had signed on June 6, 2007 to acquire Prosperity Ventures, Inc. d/b/a Tropical Screen, Stronghold Manufacturing, Inc., Aero Consulting, LLC and Screen Enclosures Technologies, LLC, Florida limited liability corporations (collectively referred to as "Prosperity Ventures"). iVoice Technology continues to seek other acquisition candidates that provide excellent growth potential, are in a viable and stable market segment, and employ a current management team committed to the organization's long-term success. Our prospective acquisitions may or may not be in the same industry as iVoice Technology.

RESULTS OF OPERATIONS

All of our revenues were derived from the sale or license of our interactive voice response software products, which enable a caller to obtain requested information in voice form from a local or non-local database, and maintenance contracts. Total revenues increased $16,197 for the three months ended September 30, 2007 to $21,622 as compared to the same period in the prior year as a result of an increase in installations and maintenance services. For the nine months ended September 30, 2007 revenues decreased $7,433 to $56,042 as compared to the nine months ended September 30 2006, due to the lower number of installations. The low sales volume of the IVR business is attributable to the minimal resources made available for the sales and marketing of the interactive voice response software products. Management feels that the sales of the interactive voice response software products may increase if greater financial and operational resources were made available for the sales and marketing of the products

Gross margin increased $14,759 to $19,350 for the three months ended September 30, 2007 as compared to the same period in the prior year, as a result of the increase in revenues. For the nine months ended September 30, 2007 gross margin decreased $5,481 due to the lower sales volume and the change in sales mix to mostly maintenance services. Total operating expenses decreased $7,944 (8.0%) to $91,780 and

$28,269 (8.7%) to $295,073 for the three and nine months ended September 30, 2007, respectively, as compared to the three and nine months ended September 30, 2006. Lower engineering, research and development expenses and lower officers' salaries were partially offset by an increase in professional fees.

Total other income of $96,245 for the three months ended September 30, 2007 increased $125,591 as compared to an expense of $29,346 for the three months ended September 30, 2006 attributed to the gain on valuation of derivative offset partially by amortization of the discount on debt. Total other expenses increased $378,763 to $529,169 for the nine months ended September 30, 2007, which is mostly attributed to the loss on valuation of derivative and amortization of the discount on debt offset partially by lower beneficial interest on debt conversions.

Net income for the quarter ended September 30, 2007 was $23,815 as compared to a loss of $124,479 for the quarter ended September 30, 2006. Net loss for the nine months ended September 30, 2007 was $770,472 as compared to a loss of $414,497 for the nine months ended September 30, 2006. These changes in net loss of were the result of the factors discussed above.

As of September 30, 2007, iVoice Technology had one full-time employee and one part-time employee.


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

However, Cornell Capital Partners is under no obligation to purchase any shares of Class A Common Stock unless certain conditions are met by iVoice Technology, including having the registration statement relating to the Standby Equity Distribution Agreement declared effective. The registration statement was effective February 6, 2006. If iVoice Technology cannot satisfy the requirements for Cornell Capital Partners to purchase the Class A Common Stock under the terms of the Standby Equity Distribution Agreement, we will not be able to obtain sufficient capital resources to operate our business, and we have no current plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition, our business, and us. Management believes that its going-forward expenses for the twelve months following the date of this Report will be approximately $432,000, which includes salaries for iVoice Technology's officers and employees, and assuming iVoice Technologies has no revenues in such period. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and iVoice Technology is unable to obtain funds from the sale of our Class A Common Stock to Cornell Capital Partners, management believes that iVoice Technology can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

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

For the nine months ended September 30, 2007, the Company had a net decrease in cash of $53,005. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. For the nine months ended September 30, 2007 the Company used $92,461 in cash for operating activities as compared to $183,225 in the prior year. The decrease is primarily attributed to the increase in accounts payable and accrued liabilities for the nine months ended September 30, 2007 as compared to the previous year.

     NET CASH PROVIDED BY FINANCING ACTIVITIES. For the nine months ended September 30, 2007 the Company received net proceeds of $39,456 from the issuance of common stock through the equity financing with Cornell Capital Partners as compared to $117,550 in the prior year.

There was no significant impact on the Company's operations as a result of inflation for the nine months ended September 30, 2007.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our Board of Directors was advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their audit for the year ended December 31, 2006, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of December 31, 2006 and September 30, 2007:

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

ITEM 3A(T). CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2007. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective, except as to the material weakness in internal controls disclosed in Item 3 above. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a-15 or ss.240.15d-15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

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

                                     iVOICE TECHNOLOGY, INC.


Date: November 14, 2007              By: /s/ Jerome Mahoney
                                         ---------------------------
                                         Jerome Mahoney
                                         President, Chief Executive Officer and
                                         Chief Financial Officer


                                INDEX OF EXHIBITS

  31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14 under the Securities Exchange Act.

  32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.