Form 10KSB
period 2007-09-30
iVoice Technology, Inc.
filed 2008-03-31
CIK 1307969

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year: $65,765

As of March 28, 2008, the Registrant had issued and outstanding 435,235,870 Class A common stock shares. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the closing price on that date was $595,310.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]
================================================================================

                                TABLE OF CONTENTS

PART I

Item 1.  Description of business                                              3
Item 2.  Description of property                                             28
Item 3.  Legal proceedings                                                   28


PART II

Item 5.  Market for common equity and related stockholder matters.           28
Item 6.  Management's discussion and analysis or plan of operations.         33
Item 7.  Financial statements                                                43
Item 8A(T). Controls & Procedures                                            44


PART III

Item 9.  Directors, executive officers, promoters and control persons,
         compliance with Section 16(a) of the Exchange Act                   46
Item 10. Executive compensation.                                             49
Item 11. Security ownership of certain beneficial owners and management      51
Item 12. Certain relationships and related transactions                      53

PART IV

Item 13. Exhibits                                                            54
Item 14. Principal Accountant Fees and Services                              59
         Signature                                                           60

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

On February 5, 2008, the Company announced that it had signed a non-binding Letter of Intent to acquire Atire Technologies, Inc. ("Atire Technologies"). The transaction action, which is subject to diligence, the usual and customary conditions, and entering into a definitive agreement, is expected to close in May 2008. It is anticipated that Atire Technologies will merge into a wholly owned subsidiary of iVoice Technology, Inc. Atire Technologies, founded in 2005, developed SoundSponge (R) (which is patent protected) is made from 100% recycled tires.

Our principal office is located at 750 Highway 34, Matawan, New Jersey 07747. Our telephone number is (732) 441-7700. Our company website is located at www.ivoicetechnology.com. Our common stock is quoted on the OTC Bulleting Board under the trading symbol "IVOT".

OUR BUSINESS

iVoice Technology, Inc. (the "Company") was incorporated in New Jersey on November 10, 2004 as a wholly-owned subsidiary of iVoice, Inc. It is engaged in the design, manufacture, and marketing of specialized telecommunication equipment. As of December 31, 2007, the Company employed one full-time employee and one part-time employee. From time to time, the Company also employs independent contractors to support its administrative and sales organizations. iVoice Technology may seek to expand its operations through additional sales and marketing activity and the acquisition of additional businesses. Any potential acquired additional businesses may be outside the current field of operations of iVoice Technology. iVoice Technology may not be able to identify, successfully integrate or profitably manage any such businesses or operations. Currently, iVoice Technology has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

Our software products enable users to communicate more efficiently and effectively by integrating their traditional office telephone systems with interactive voice response, or "IVR" functions. Our products are designed to be "people oriented", with features that can be readily used with out special training and manuals. Our product line of iVoice IVR, incorporate this philosophy. The Company presently has been only maintaining its existing IVR base of customers.

iVoice Technology seeks to leverage the value of underutilized developed technology, and believes that the transition to an independent company will provide iVoice Technology with greater access to capital. This should provide needed financial resources to potentially penetrate the market and distribute the product. As such, iVoice Technology's business was formed from the contribution by iVoice of certain assets and related liabilities on August 5, 2005. In connection with the spin-off of iVoice Technology by iVoice, iVoice assigned and conveyed to iVoice Technology its IVR software business and related liabilities, including all intellectual property of iVoice relating to the IVR software business. The board and management of iVoice elected not to transfer any part of its working cash balance to iVoice Technology. Based upon the current intention of iVoice Technology not to conduct any research and development, or hire additional employees and instead focus on the sale of the existing IVR technology, the board has determined that, on balance, iVoice Technology has the ability to satisfy its working capital needs as a whole. The board and management of iVoice also determined that iVoice Technology has the ability to obtain financing to satisfy any additional working capital needs as a stand-alone company.

The emerging nature of the interactive voice response industry makes it difficult to assess the future growth of iVoice Technology.

The IVR software business has operated at a loss in the past for iVoice, and as an independent company these losses continue. Additionally, iVoice Technology's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. iVoice Technology has developed and maintained its own credit and banking relationships, and performs its own financial and investor relation functions. However, iVoice Technology may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

iVoice Technology has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs was previously provided, in large part, from the sale of Class A Common Stock to YA Global Investments, LP., f/k/a Cornell Capital Partners, LP. ("YA Global") pursuant to the terms of the Standby Equity Distribution Agreement. However, the Standby Equity Distribution Agreement expired on February 5, 2008. If iVoice Technology cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

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

The company presently has only been maintaining its existing IVR base of customers.

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

MANAGE OEM AND RESELLER ACCOUNTS

While we have traditionally sold our product primarily on a direct basis, with our existing officers and employees fulfilling orders received by telephone and the internet, we will seek to obtain new OEM and eseller relationships that will serve as an extension of our sales team which has yet to be hired. We currently have no strategic alliances with any OEMs or resellers other than the existing relationship between iVoice's resellers and iVoice that are being transferred to us by iVoice for our benefit, nor do we have any current material negotiations with any OEM or other reseller. Ideally, an OEM agreement, which provides distribution of our software product along with the manufacturers own telecommunication equipment, could produce the most widespread distribution and acceptance of our product at minimal distribution costs. Many of the OEMs have extensive and established reseller channels that could provide an avenue of distribution for our software. To effectively manage these accounts, we will need to provide these resellers with product literature, pricing, and sales leads as well as technical training and support.

COMPETITION

The Company competes generally with a number of other manufacturers of supplemental telecommunications software, telecommunications integrators, as well as application service providers (ASPs), which provide IVR software to other businesses and organizations either through internet servers or telecommunication servers. System design and engineering, application technical features, built-in speech recognition capabilities and simplicity of user implementation and administration are the principal characteristics of our IVR that differentiates it from competing products. The markets we serve are fragmented and highly competitive. The principal competitive factors in our markets include breadth and depth of solution, product features, product scalability, maintenance services, the ability to implement solutions, Our major competitors in our market are Nortel, Genesys, a division of Alcatel, and Avaya. All three of these companies are larger companies and focus on a larger product portfolio. The market is evolving rapidly, however, and we anticipate intensified competition not only from traditional vendors but also from emerging vendors with non-traditional technologies and solutions. There also continue to be small venture-funded companies that attempt to build success from the exploitation of the installed base of larger companies.

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

SUPPLIERS

As is customary in the telecommunications industry, the Company produces its products from readily available components purchased from a variety of manufacturers. Printed circuit boards and housings are contracted for manufacture according to Company specifications from among many available suppliers. Our suppliers include Synnex, Dax Systems and Paracon. for computer hardware components. Since our products are based and run on standard PC architecture, and as result of iVoice's recent integration with TAPI, we do not rely on any one specific supplier for its system components. We have not experienced any supply shortages with respect to the components used in systems or developed applications.

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

For the year ending December 31, 2007 and 2006, research and development expenditures consisted of salaries and wages to technical staff $9,455 and $43,771, respectively, and $0 in technical hardware supplies, software tool-kits and technical publications.

LICENSES

We have a worldwide, non-exclusive, irrevocable, royalty-free, fully paid license from Entropic, Inc., a Microsoft company, to incorporate their speech engine into customized software applications for our customers.

EMPLOYEES

At December 31, 2007, we had one full-time employee and one part-time employee as well as a part-time consultant. Our employees are not covered by labor union contracts or collective bargaining agreements. From time to time, the Company also employs independent contractors to support its operations. At February 8, 2008, the Company utilized 1 outside contractor in the accounting area.

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

WE HAVE A HISTORY OF LOSSES AND CASH FLOW SHORTFALLS

iVoice Technology has incurred recurring operating losses. The IVR software business had net losses of approximately $1,023,355 and $368,875 for the years ended December 31, 2007 and 2006, respectively, and cash used in operations of approximately $113,891 and $217,801 during the years ended December 31, 2007 and 2006, respectively. iVoice Technology has been and may, in the future, be dependent upon outside and related party financing to develop and market their software products, perform their business development activities, and provide for ongoing working capital requirements. During the years ended December 31, 2007 and December 31, 2006, substantially all of this financing was provided by YA Global. There can be no assurance that iVoice Technology will have be able to achieve profitable operations.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS THAT DESCRIBES UNCERTAINITY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

iVoice Technology has received a report from its independent auditors for the fiscal years ended December 31, 2007 and December 31, 2006 containing an explanatory paragraph describing the issues leading to substantial doubt about the uncertainty regarding the Company's ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors' opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

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

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If this is the case, the market price of our stock would likely decline.

WE HAVE IN THE PAST AND MAY IN THE FUTURE SELL ADDITIONAL UNREGISTERED CONVERTIBLE SECURITIES, POSSIBLY WITHOUT LIMITATIONS ON THE NUMBER OF SHARES OF COMMON STOCK THE SECURITIES ARE CONVERTIBLE INTO, WHICH COULD DILUTE THE VALUE OF THE HOLGINGS OF CURRENT STOCKHOLDERS AND HAVE OTHER DETRIMENTAL EFFECTS ON YOUR HOLDINGS.

We have relied on the private placement of convertible debentures and promissory notes to obtain working capital and may continue to do so in the future. As of December 31, 2007, we have outstanding convertible obligations. The promissory note of $161,388 at December 31, 2007, deferred compensation of $166,759 (plus accrued interest of $54,054) owing to Mr. Mahoney provides that, at Mr. Mahoney's option, principal and interest due on the note can be converted into shares of the Company's Class B Common Stock, which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price of at which iVoice Technology had ever issued its Class A Common Stock. There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations.

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

Mr. Mahoney, a member of the board of directors, owns iVoice shares and has the right to convert $328,147 of loans and deferred compensation and $54,054 of accrued and unpaid interest into 382,201 shares of iVoice Technology Class B Common Stock which are convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock. In addition, Mr. Mahoney has the right to convert the amount of all accrued and unpaid interest on such indebtedness into 1 share of iVoice Technology Class B Common Stock for each dollar of accrued and unpaid interest. As of the date of this filing, accrued and unpaid interest on this indebtedness was $54,054. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. In addition, Mr. Mahoney, the Non-Executive Chairman of the Board of iVoice Technology serves as the Chairman of the Board and Chief Executive Officer of iVoice and we anticipate that he will continue to serve in such capacities. These relationships could create, or appear to create, potential conflicts of interest when iVoice Technology's directors and management are faced with decisions that could have different implications for iVoice Technology and iVoice. For example, Mr. Mahoney may experience conflicts of interest with respect to the allocation of his time, services and functions among iVoice, iVoice Technology and any other projects. Other examples could include potential business acquisitions that would be suitable for either iVoice Technology or iVoice, activities undertaken by iVoice in the future that could be in direct competition with iVoice Technology, or the resolution of disputes arising out of the agreements governing the relationship between iVoice and iVoice Technology following the Distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of iVoice Technology following the Distribution. Furthermore, iVoice Technology does not have any formal procedure for resolving such conflicts of interest should they arise following the Distribution.

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

OUR SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE BUSINESSES.

If working capital or future acquisitions are financed through the issuance of equity securities, such as through the sale of our Class A Common Stock on the terms of the Standby Equity Distribution Agreement with YA Global (see "Certain Relationships and Related Transactions"), iVoice Technology stockholders would experience significant dilution. In addition, the conversion of outstanding debt obligations into equity securities would have a dilutive effect on iVoice Technology shareholders. Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the iVoice Technology Class A Common Stock.

If iVoice Technology is unable to obtain funds from the equity line of credit, management believes that iVoice Technology can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital. However, there is no assurance that management will be able to obtain additional funding.

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

WE FACE INTENSE PRICE-BASED COMPETITION FOR LICENSING OF ITS PRODUCTS, WHICH COULD REDUCE PROFIT MARGINS.

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

RESTRICTIVE PRODUCT RETURNS POLICIES MAY LIMIT OUR SALES AND PENETRATION INTO THE MARKETPLACE.

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

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS WHEN NEEDED.

We are dependent on external financing to fund our operations. The Standby Equity Distribution Agreement with YA Global expired on February 5, 2008. As of the date of this report, this agreement has not been renewed and the Company is unable to ascertain whether it will be able to replace this financing. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition, our business and us.

OUR OBLIGATIONS UNDER THE SECURED PROMISSORY NOTE ARE SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS.

Our obligations under the secured promissory note issued to YA Global are secured by substantially all of our assets. As a result, if we default under the terms of the secured promissory note, YA Global could foreclose its security interest and liquidate all of our assets. This would cause operations to cease.

MR. JEROME MAHONEY, THE NON-EXECUTIVE CHAIRMAN OF THE BOARD OF IVOICE TECHNOLOGY MAY HAVE CONTROL OVER OUR MANAGEMENT AND DIRECTION.

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

WE RELY ON INTELLECTUAL AND PROPRIETARY RIGHTS WHICH MAY NOT REMAIN UNIQUE TO
US.

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

In selling our products, we rely primarily on shrink-wrap licenses that are not signed by licensees. Therefore, such licenses may be unenforceable under the laws of some jurisdictions. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights, as do the laws of the United States.

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

WE HAVE A MATERIAL WEAKNESS IN INTERNAL CONTROLS DUE TO A LIMITED SEGREGATION OF DUTIES, AND IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL REULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD HARM OUR TRADING PRICE.

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

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

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

Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in the Company's reported financial information, which could have a negative financial effect on the trading price of the Company's stock. Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and the Company and its independent public accounting firm have identified this as a material weakness in the Company's internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. Our corporate headquarters are located at 750 Highway 34, Matawan, New Jersey, which we currently co-occupy and sublease from iVoice. The rent payment for the sublease is currently included in the administrative services agreement. We intend to continue subleasing such space pursuant to the administrative services agreement, and anticipate no relocation of our offices in the foreseeable future. We are unaware of any environmental problems in connection with this location, and, because of the nature of our activities, do not anticipate such problems.

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


                       YEAR                    HIGH               LOW
     ---------------------------------- ------------------ -----------------

                       2007
     ---------------------------------- ------------------ -----------------
     First Quarter                            $0.008            $0.0022
     ---------------------------------- ------------------ -----------------
     Second Quarter                           $0.0085           $0.0011
     ---------------------------------- ------------------ -----------------
     Third Quarter                            $0.0075           $0.0015
     ---------------------------------- ------------------ -----------------
     Fourth Quarter                           $0.0031           $0.0005
     ---------------------------------- ------------------ -----------------

                       2006
     ---------------------------------- ------------------ -----------------
     First Quarter                            $0.1110           $0.1063
     ---------------------------------- ------------------ -----------------
     Second Quarter                           $0.0240           $0.00919
     ---------------------------------- ------------------ -----------------
     Third Quarter                            $0.0110           $0.0050
     ---------------------------------- ------------------ -----------------
     Fourth Quarter                           $0.0077           $0.0050
     ---------------------------------- ------------------ -----------------

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

HOLDERS OF COMMON EQUITY.

As of December 31, 2007, the number of record holders of our common shares was approximately 751.

DIVIDEND INFORMATION.

To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

SALE OF UNREGISTERED SECURITIES.

On April 16, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture dated March 30, 2007 YA Global Investments LP (f/k/a/ Cornell Capital Partners) for the sum of $700,000 in exchange for the note payable of the same amount (see Notes 7 and 8 to the Financial Statements). We relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 thereunder, which covers "transactions by an issuer not involving any public offering," to issue securities discussed above without registration under the Securities Act of 1933, as amended.

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

As of December 31, 2007, there were 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 170,042,361 shares were issued, and 168,847,878 shares were outstanding, and 1,194,483 were in escrow. The shares in escrow represent shares issued to YA Global, but not yet sold to the public market.

As of December 31, 2006, there were 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 28,351,983 shares were issued, and 25,564,834 shares were outstanding, and 2,787,249 were in escrow. The shares in escrow represent shares issued to YA Global, but not yet sold to the public market.

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

As of December 31, 2007, there are 50,000,000 shares of Class B Common Stock authorized; par value $.01 per share, and no shares were issued or outstanding.

CLASS C COMMON STOCK

Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata.

As of December 31, 2007, there are 20,000,000 shares of Class C Common Stock authorized; par value $.01 per share, and no shares were issued or outstanding.

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

The Company did not issue any stock options for the years ended December 31, 2007 and 2006.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                          Number of securities remaining available
                               Number of securities to be     Weighted-average exercise       for future issuance under equity
                                 issued upon exercise of        price of outstanding      compensation plans (excluding securities
                                  outstanding options,          options, warrants and             reflected in column (a))
                                 warrants and rights (a)              rights (b)                              (c)
Equity compensation plans
approved by security holders                 0                           N/A                                   0

Equity compensation plans not
approved by security holders                 0                           N/A                             6,765,001 (1)
                                                                                                         ---------

   Total                                     0                           N/A                             6,765,001 (1)
                                                                                                         =========

(1) As of December 31, 2007, 4,495,000 shares of iVoice Technology Class A Common Stock remained available for future issuance under the iVoice Technology, Inc. 2005 Stock Incentive Plan and 2,270,001 shares of iVoice Technology Class A Common Stock remained available for future issuance under the iVoice Technology, Inc. 2005 Directors' and Officers' Stock Incentive Plan.

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

The IVR software business has operated at a loss in the past for iVoice, and as an independent company such losses continue. Additionally, iVoice Technology's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Spin-off, iVoice Technology has developed and maintained its own credit and banking relationships and performs its own financial and investor relations functions. However, iVoice Technology may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

iVoice Technology has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs are expected to be provided, in large part, from the sale of Class A Common Stock to YA Global pursuant to the terms of the Standby Equity Distribution Agreement ("SEDA"). However, YA Global is under no obligation to purchase any shares of our Class A Common Stock unless certain conditions are met by iVoice Technology, including having a registration of the shares declared effective by the SEC of shares sold to YA Global pursuant to the Securities Act of 1933, as amended. See "Liquidity and Capital Resources."

 If iVoice Technology cannot fund its working capital needs under the Standby Equity Distribution Agreement with YA Global we will be unable to obtain sufficient capital resources to operate our business since we currently have no other plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

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

LETTER OF INTENT FOR NEW ACQUISITION


On February 5, 2008, the Company announced that it had signed a non-binding Letter of Intent to acquire Atire Technologies, Inc. ("Atire Technologies"). The transaction action, which is subject to diligence, the usual and customary conditions, and entering into a definitive agreement, is expected to close in May 2008. It is anticipated that Atire Technologies will merge into a wholly owned subsidiary of iVoice Technology, Inc. Atire Technologies, founded in 2005, developed SoundSponge (R) (which is patent protected) is made from 100% recycled tires.

CONVERTIBLE PROMISSORY NOTE

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,651.52 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

iVoice, Inc. may elect payment of the principal and/or interest, at the its sole discretion, owed pursuant to this Note by requiring the Company to issue to iVoice, or his assigns either: (i) one Class B common stock share of the Company par value $.01 per share, for each dollar owed, (ii) the number of Class A common stock shares of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to have paid by (y) eighty percent (80%) of the lowest issue price of Class A common stock since the first advance of funds under this Note, or (iii), payment of the principal of this Note, before any repayment of interest.

Unless otherwise provided, this Note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

     In the event of (a) default in payment of any installment of principal or interest hereof as the same becomes due and such default is not cured within ten
(10) days from the due date, or (b) default under the terms of any instrument securing this Note, and such default is not cured within fifteen (15) days after written notice to maker, then in either such event the holder may, without further notice, declare the remainder of the principal sum, together with all interest accrued thereon, and the prepayment premium, if any, at once due and payable. Failure to exercise this option shall not constitute a waiver of the right to exercise the same at any other time. The unpaid principal of this Note and any part thereof, accrued interest and all other sums due under this Note shall bear interest at the rate of prime plus 2 percent per annum after default until paid.

The debenture has a security interest in substantially all of the assets of the Company. However, the Company's interests are second to that of YA Global (see Notes 8 and 9 to the Financial Statements). On March 10 and March 18, 2008, the iVoice, Inc. converted an aggregate of $13,440 of debt on this Note into 42,000,000 shares of iVoice Technology, Inc.'s Class A common stock.

REDEMPTION OF CONVERTIBLE DEBENTURE

YA Global Investments, L.P. (f/k/a/ Cornell Capital Partners) ("YA Global") and iVoice Technology, Inc. (the "Company") agreed on March 14, 2008 ("Redemption Date") that the Company shall redeem all amounts outstanding under the Debenture (see Notes 7 and 8 to the Financial Statements), except for One Hundred Eighty-six Thousand and Five Hundred Sixty-six Dollars and Seventy-seven Cents ($186,566.77) of the outstanding interest remaining on the promissory notes that were originally exchanged for the Debenture (the "Promissory Note Interest"). The amount redeemed on the Redemption Date was Six Hundred and Ninety-one Thousand and Twenty-one Dollars and Twenty-seven Cents ($691,021.27), including:
(i) all accrued and unpaid interest on the Debenture through the date hereof, excluding the Promissory Note Interest and (ii) the Redemption Premium and shall be paid by wire transfer of immediately available funds in accordance with the wire instructions attached hereto.

The Debenture shall be amended as follows: as of the Redemption Date, provided such redemption payment is made, the Promissory Note Interest shall be due and payable on March 14, 2009 (the "Maturity Date"), shall accrue interest at the rate of fifteen percent (15%) per year payable at the Maturity Date, and shall be convertible at the option of YA Global, in whole or in part, from time to time, at a conversion price equal to seventy percent (70%) of the lowest closing bid price of the Company's common stock during the thirty (30) trading days immediately preceding the conversion date, as quoted by Bloomberg, LP. YA Global agrees that so long as the Company's common stock continues trading on the OTC Bulletin Board and remains current with all its obligations to file reports and disclosures with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, YA Global will not make any conversions pursuant to the Debenture prior to November 1, 2008.

RESULTS OF OPERATIONS 2007 COMPARED TO 2006

All of our revenues were derived from the sale or license of our interactive voice response software products, which enable a caller to obtain requested information in voice form from a local or non-local database. Total revenues for the year ended December 31, 2007 and December 31, 2006 were $64,765 and $89,645, respectively. The $24,880 (27.8%) decrease in revenue between the year ended December 31, 2007 and the year ended December 31, 2006 was primarily the result of the decrease in the number of installations. The low sales volume of the IVR business is attributable to the minimal resources made available for the sales and marketing of the interactive voice response software products. Management feels that the sales of the interactive voice response software products may increase if greater financial and operational resources were made available for the sales and marketing of the products

Gross margin for the years ended December 31, 2007 and December 31, 2006 were $61,568 and $85,421, respectively. The decrease of $23,853 (27.9%) was primarily due to the lower sales volume.

Total operating expenses increased $127,228 (48 %) to $392,135for the year ended December 31, 2007 from $264,907 for the year ended December 31, 2006. This increase for the year is primarily attributable to an increase in legal fees. Prior year legal fees included a credit of $173,871 for settlement of outstanding legal fees related to the spin-off of the Company from iVoice and the registration of the Company's stock. This increase in legal fees was partially offset by a decrease in officers' salaries.

Total other expenses increased $503,399 to $692,788 for the year ended December 31, 2007 as compared to $189,389 for the year ended December 31, 2006. This increase is primarily attributed to the loss on valuation of derivative and amortization of the discount on debt offset partially by lower interest expense.

Net loss for the year ended December 31, 2007 was $1,023,355 as compared to a loss of $368,875 for the year ended December 31, 2006. The increase in net loss of $654,480 was the result of the factors discussed above.

As of December 31, 2007, iVoice Technology had one full-time employee and one part-time employee.

LIQUIDITY AND CAPITAL RESOURCES

To date, iVoice Technology has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On August 12 and November 19, 2004, iVoice Technology issued an aggregate of $560,000 in secured convertible debentures, with interest payable at 5% per annum, to YA Global. On February 28, 2005, iVoice Technology's obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount, with an additional loan of $140,000 bringing the promissory note to an aggregate principal of $700,000. The loans evidenced by the promissory note have not yet been repaid, and are potentially in default. This promissory note accrues interest at rate of 12% per annum, which was increased to 18% in September 2006 as a contingency to being in default. This promissory note is not convertible into any equity security of iVoice Technology. In connection with the issuances of the secured convertible debentures, iVoice Technology paid a fee to YA Global equal to 10% of the aggregate principal amount of the debentures. When the secured convertible debentures were terminated, iVoice Technology received a credit for fees that would otherwise have been payable upon the issuance of the $560,000 in replacement notes. iVoice Technology paid YA Global a fee of $14,000 in connection with its $140,000 additional borrowing. The Company's obligations under the secured promissory note issued to YA Global are secured by a first priority security interest in substantially all of our assets. iVoice had also guaranteed the payment of all amounts payable by iVoice Technology pursuant to the secured promissory note. This guaranty terminated on August 5, 2005.

On March 30, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture (the "Debenture") to Cornell Capital Partners, LP. ("Cornell") for the sum of $700,000 in exchange for the previously issued note payable for the same amount (see Notes 7and 8 to Condensed Financial Statements).

On September 22, 2005, iVoice Technology entered into a Standby Equity Distribution Agreement with YA Global, pursuant to which iVoice Technology may, from time to time, issue and sell to YA Global our Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares is 95% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five trading days following the date that iVoice Technology delivers to YA Global a notice requiring it to advance funds to us. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also be payable at the time of funding. In addition, YA Global received, as additional compensation, 150,000 shares of Class A Common Stock as a commitment fee pursuant to the Standby Equity Distribution Agreement.

However, YA Global is under no obligation to purchase any shares of Class A Common Stock unless certain conditions are met by iVoice Technology, including having the registration statement relating to the Standby Equity Distribution Agreement declared effective. If iVoice Technology cannot satisfy the requirements for YA Global to purchase the Class A Common Stock under the terms of the Standby Equity Distribution Agreement, we will not be able to obtain sufficient capital resources to operate our business, and we have no current plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. The Standby Equity Distribution Agreement expired on February 5, 2008. As of the date of this report, this agreement has not been renewed. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition, our business, and us. Management believes that its going-forward expenses for the twelve months following the date of this Report will be approximately $432,000, which includes salaries for iVoice Technology's officers and employees, and assuming iVoice Technologies has no revenues in such period, iVoice Technology expects to incur additional liabilities of approximately $432,000. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services beyond the requirements of the administrative services agreement with iVoice. If there are additional deficiencies that are in excess of the proceeds of the secured promissory note, and iVoice Technology is unable to obtain funds from the sale of our Class A Common Stock to YA Global, management believes that iVoice Technology can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.

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

During the year ended December 31, 2007, the Company had a net increase in cash of $3,496. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. The Company used $113,891 in cash for operating activities in the year ended December 31, 2007. This was primarily the result of the cash used to fund the loss from current operating activities offset partially by increases in accounts payable and accrued expenses as well as in increase in related party accounts for deferred compensation. For the year ended December 31, 2006 the Company used $113,891 in cash for operating activities as compared to $217,801, the higher net loss for the year ended December 31, 2005 was mostly offset by the increase in accounts payable and accrued liabilities.

     CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the year ended December 31, 2007 provided a total of $117,387 in cash as compared to $117,550 for the year ended December 31, 2006. The cash is from proceeds from the issuance of common stock through equity financing with YA Global.

There was no significant impact on the Company's operations as a result of inflation for the year ended December 31, 2007.

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

DERIVATIVE LIABILITIES

The Company accounts for its embedded conversion features in its convertible debentures in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as "Loss on Valuation of Derivative" in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The financial statements for the period include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures with YA Global Investments (f/k/a/Cornell Capital Partners).


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 did not have a material impact on the Company's financial position or results of operations.

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

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 will have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 will have a material impact on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements". The Company does not expect the adoption of SFAS 159 will have a material impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company's financial statements.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 "Accounting for Nonrefundable Payments for Goods and Services to be Used in Future Research and Development Activities" (EITF 07-04), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expenses as the related goods are delivered or the related services performed. The statement is effective for fiscal years beginning after December 15, 2007. Management anticipates that the adoption of EITF Issue No. 07-3 will not have a material impact on the Company's financial statements.

In June 2007, the FASB ratified Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of non-vested equity shares, non-vested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF-06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Management anticipates that the adoption of EITF Issue No. 06-11 will not have a material impact on the Company's financial statements.

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2007 we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and notes of this Form 10-KSB appear after the signature page to this Form 10-KSB.

ITEM 8A(T). CONTROLS AND PROCEDURES.

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

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-KSB. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-KSB and Form 10-QSB. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary.

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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the year ended December 31, 2006, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of December 31, 2006 and December 31, 2007:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our annual report for the year ended December 31, 2008.

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

                                Position with                           Director
Name                   Age      iVoice Technology, Inc.                  since
----                   ---      -----------------------                  -----

Jerome R. Mahoney      48       Non-Executive Chairman of the Board       2004

Frank V. Esser         68       Director                                  2005

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

AUDIT COMMITTEE

The Audit Committee currently consists of Messrs. Esser and Mahoney, with Mr. Esser serving as the Chairman of the Committee. Mr. Esser is an independent member of the Board of Directors and may be deemed a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee had one meeting in 2007 and both members were present. The Board of Directors approved an Audit Committee Charter on March 30, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee's report submitted to the Board of Directors for the fiscal year ended December 31, 2007. The Audit Committee has:

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, for filing with the Securities and Exchange Commission.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As the Company has no class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") Forms 3,4 or 5, as required by Section 16(a) of the Exchange Act are not required to be filed. CODE OF ETHICS The Board of Directors adopted a Code of Ethics for its chief executive officer and chief financial officer and is attached to this Report as an exhibit. The Code of Ethics will be provided to any person without charge, upon request. Requests should be directed to the Investor Relations Department at the Company's corporate headquarters.

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

                              DIRECTOR COMPENSATION


                            Fees Earned or        All Other            Total
            Name             Paid in Cash       Compensation       Compensation
                             ------------       ------------       ------------
                                 ($)                ($)                ($)

     Frank V. Esser(1)        $12,000(2)            $0               $12,000

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


                                            Stock     All other        Total
Name and Position(s)    Year   Salary($)    Awards   Compensation   Compensation

Jerome R. Mahoney(1)
   President, Chief     2006   $91,319(2)     $0         $0           $91,319
   Executive Officer    2006   $88,890(2)     $0      $21,297(3)     $110,187
   and Director

Mark Meller (4)         2007      $0          $0         $0              $0
                        2006   $55,598(5)     $0      $21,297(3)      $77,255



                           SUMMARY COMPENSATION TABLE

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

     (2) $41,319 and $38,890 was accrued and unpaid for the years ended December 31, 2007 and 2006, respectively.

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

     (4) Mr. Meller served as our President, Chief Executive Officer and Chief Financial Officer until August 29, 2006 at a salary of $85,000per year. Mr. Meller agreed to forego receipt of $65,000 of such compensation until such time that management believes it has sufficient financing in place to fund this obligation. has been serving as our Chief Executive Officer, President and Chief Financial Officer since August 26, 2005.

     (5)  $42,625 was accrued and unpaid in fiscal year 2006.


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

                               STOCK OPTION GRANTS

The Company did not issue any stock options for the years ended December 31, 2007 and 2006

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

In the event Mr. Mahoney's employment agreement is terminated by iVoice Technology for cause or due to Mr. Mahoney's disability or retirement, iVoice Technology will pay him his full base salary for five years from the date of termination at the highest salary level under the agreement. Under his agreement, "cause" means (1) the willful and continued failure of Mr. Mahoney to substantially perform his duties to the Company after written demand for such performance is delivered to Mr. Mahoney by the Company's board of directors, (2) the willful engaging by Mr. Mahoney in conduct that is demonstrably and materially injurious to the Company, monetarily or otherwise, (3) the conviction of Mr. Mahoney of a felony, which is limited solely to a crime that relates to the business operations of the Company or that results in his being unable to substantially carry out his duties as set forth in the agreement, or (4) the commission of any act by Mr. Mahoney against the Company that may be construed as embezzlement, larceny, and/or grand larceny. However, Mr. Mahoney will not be deemed to have been terminated for cause unless the board of directors determines, by a vote of at least 75% of the members of the board of directors, that Mr. Mahoney was guilty of conduct described in items (1), (2) or (4) above.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of December 31, 2007 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of December 31, 2007 a total of 170,042,361 shares of Class A common stock were outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 31, 2007, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                                                    Common Stock
                                                  Beneficially Owned       Percentage
Name and Position(s)         Title of Class       Before Distribution     Ownership(1)
--------------------         --------------       -------------------     -------------
Jerome R. Mahoney (1),    Class A Common Stock       15,628,510(2)            9.2%(2)
 Non-Executive Chairman   Class B Common Stock         390,273(3)           100.00%(3)
 of the Board             Class C Common Stock             0                  0.00%


Frank V. Esser,           Class A Common Stock          585,424               0.3%
 Director                 Class B Common Stock             0                  0.00%
                          Class C Common Stock             0                  0.00%

All directors and         Class A Common Stock       16,213,934(2)            9.5%(2)
 executive Officers       Class B Common Stock         390,273(3)           100.00%(3)
 as a group (2 persons)   Class C Common Stock             0                  0.00%


                            OWNERSHIP OF COMMON STOCK


(1) Percentage ownership for iVoice Technology Class A Common Stock is based on 170,042,361 shares of Class A Common Stock outstanding as of December 31, 2007.

(2) Does not give effect to the right of Mr. Mahoney pursuant to the promissory note to be executed by iVoice Technology in favor of Mr. Mahoney in the amount of $390,273 ($328,147 of indebtedness and deferred compensation and unpaid interest of $62,126) to convert amounts owing under such promissory note to 334,032 shares of Class B Common Stock, which are convertible into the number of shares of our Class A Common Stock, determined by dividing the number of shares of our Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock. There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.

(3) Mr. Mahoney may at his option convert the $328,147 promissory note plus accrued interest of $62,126 held by him into Class B Common Stock of iVoice Technology at a rate of one dollar per share into 334,032 shares of iVoice Technology Class B Common Stock. Such Class B Common Stock is convertible at any time into shares of our Class A Common Stock at a rate equal to 80% of the lowest price that iVoice Technology issues shares of Class A Common Stock subsequent to the date of the note. Thus by virtue of Mr. Mahoney's right to convert $334,032 owing under such promissory note into 334,032 shares of iVoice Technology Class B Common Stock, Mr. Mahoney is deemed to beneficially own such shares for the purpose of computing the percentage of ownership by him, but such shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

In connection with the assumption of assets and liabilities by iVoice Technology from iVoice, iVoice Technology assumed from iVoice $190,000 of outstanding indebtedness from iVoice to Jerry Mahoney. The debt is subject to a promissory note having substantially the same terms as the terms applicable to the indebtedness from iVoice to Mr. Mahoney. On August 5, 2005, iVoice Technology, issued a promissory note in the amount of $190,000 payable to Mr. Mahoney that bears interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments are due and payable annually. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, par value $0.01, for each dollar owed, (ii) the number of shares of our Class A Common Stock of iVoice Technology calculated by dividing
(x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of our Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest. There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. During the year ended December 31, 2006, Mr. Mahoney received 11,140 shares if Class B Common Stock, valued at $11,140, as a partial repayment of his promissory note, which he immediately converted into 1,326,240 shares of Class A Common Stock with a fair market value of $32,437. During the year ended December 31, 2007, Mr. Mahoney did not receive any repayments.

Mr. Mahoney agreed to forego receiving any shares of iVoice Technology's Class A Common Stock or Class B Common Stock he would otherwise have been entitled to receive in the Distribution by virtue of his ownership of either iVoice Class A Common Stock or iVoice Class B Common Stock.

iVoice Technology entered into an employment agreement with Mr. Mahoney, its then Non-Executive Chairman of the Board as of August 1, 2004. On August 29, 2005, iVoice Technology entered into an employment agreement with Mark Meller, its new Chief Executive Officer, President and Chief Financial Officer. Mr. Meller's employment agreement terminated pursuant to its terms on August 29, 2006 and effective August 30, 2006, Mr. Mahoney was elected to serve as the Company's President, Chief Executive Officer and Secretary and no longer serves as Non-Executive Chairman of the Board. Mr. Mahoney's employment agreement provides for annual compensation of $85,000 per annum with an annual increase based on the Consumer Price Index every year thereafter and Mr. Meller's employment agreement provides for annual compensation of $85,000 per annum. Mr. Mahoney will also be entitled to additional incentive compensation based upon mergers and acquisitions completed by iVoice Technology. Mr. Meller agreed to forego receipt of $65,000 of his annual compensation until such time that management believes that it has sufficient financing in place to fund this obligation. iVoice Technology believes that the compensation provided to each Mr. Mahoney is commensurate with compensation levels paid by other companies to management having equivalent experiences and capabilities. See "iVoice Technology's Directors and Executive Officers - Employment Agreements" for additional information regarding the terms of the employment agreements with Mr. Mahoney and Mr. Meller.

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

ITEM 13. EXHIBITS

EXHIBITS

No.       Description
---       -----------

3.1* Amended and Restated Certificate of Incorporation of iVoice Technology, Inc. (filed as Exhibit 3.1 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.2* By-laws of iVoice Technology, Inc. (filed as Exhibit 3.2 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

4.1* Form of iVoice Technology, Inc. 5% Secured Convertible Debenture due August 12, 2006 issued to YA Global filed as Exhibit 4.1 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

9.1* Voting Agreement, dated August 5, 2005, between Jerome Mahoney and Mark Meller (filed as Exhibit 9.1 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

9.2*      Irrevocable Proxy of Mark Meller, dated August 5, 2005 (filed as
          Exhibit 9.2 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.1* Standby Equity Distribution Agreement, dated August 12, 2004, between YA Global and iVoice Technology, Inc. (filed as Exhibit 10.1 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.2* Securities Purchase Agreement, dated August 12, 2004, between iVoice Technology, Inc. and YA Global. (filed as Exhibit 10.2 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.3* Escrow Agreement, dated August 12, 2004, between iVoice Technology, Inc., YA Global and Butler Gonzalez LLP (filed as Exhibit 10.3 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.4* Registration Rights Agreement, dated August 12, 2004, between iVoice Technology, Inc. and YA Global Investments, LP. (filed as Exhibit 10.4 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.5* Escrow Agreement, dated August 12, 2004, between iVoice Technology, Inc., YA Global Investments, LP. and Butler Gonzalez LLP (filed as
          Exhibit 10.5 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.6* Investor Registration Rights Agreement, dated August 12, 2004, between iVoice Technology, Inc. and YA Global Investments, LP. (filed as
          Exhibit 10.6 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.7* Security Agreement, dated August 12, 2004, between iVoice Technology, Inc. and YA Global Investments, LP. (filed as Exhibit 10.7 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.8* Placement Agent Agreement, dated August 12, 2004, between iVoice Technology, Inc. and Sloan Securities Corporation (filed as Exhibit
          10.8 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.9* Employment Agreement, dated as of August 1, 2004, between iVoice Technology, Inc. and Jerome Mahoney (initially filed as Exhibit 10.9 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, incorporated herein by reference) and amendment dated September 26, 2006 (filed as
          Exhibit 10.1 to iVoice Technology, Inc.'s Form 8-K, filed on September 28, 2006, incorporated by reference herein).

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

10.14     [Intentionally Omitted.]

10.15* Waiver dated January 6, 2005 of Jerome Mahoney (filed as Exhibit 10.11 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.16* Promissory Note from iVoice Technology, Inc. to Jerome Mahoney, dated August 5, 2005 (filed as Exhibit 10.13 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.17* Termination Agreement, dated February 28, 2005, between YA Global Investments, LP. and iVoice Technology, Inc., with respect to a Securities Purchase Agreement, Convertible Debentures, Security Agreement, Investor Registration Rights Agreement, an Escrow Agreement and Irrevocable Transfer Agent Instructions, each dated August 13, 2004 (filed as Exhibit 10.17 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.18* Termination Agreement, dated February 28, 2005, between YA Global Investments, LP. and iVoice Technology, Inc., with respect to a Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement and Placement Agent Agreement, each dated August 13, 2004 (filed as Exhibit 10.18 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.19* Promissory Note, dated February 28, 2005, from iVoice Technology, Inc. to YA Global Investments, LP. (filed as Exhibit 10.19 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.20* Security Agreement, dated as of February 28, 2005, by and between iVoice Technology, Inc. and YA Global (filed as Exhibit 10.20 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.21* Guaranty of Promissory Note, dated as of February 28, 2005, from iVoice Technology, Inc. to YA Global made by iVoice, Inc. in favor of YA Global Investments, LP. (filed as Exhibit 10.21 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.22* Non-Binding Letter of Intent, dated March 9, 2005, between YA Global Investments, LP. and iVoice Technology, Inc. (filed as Exhibit 10.22 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.23* Amendment No. 1 to Employment Agreement, dated April 1, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.24* Amendment No. 2 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to iVoice Technology, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120490, filed on June 24, 2005, and incorporated herein by reference)

10.25* Amendment No. 1 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Arie Seidler (filed as Exhibit 10.25 to iVoice Technology, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference)

10.26* Amendment No. 3 to Employment Agreement, dated July 18, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.26 to iVoice Technology, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference

10.27* Amendment No. 2 to Employment Agreement, dated August 12, 2005, between iVoice Technology, Inc. and Arie Seidler (filed as Exhibit
          10.27 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.28* Employment Agreement, dated August 29, 2005, between iVoice Technology, Inc. and Mark Meller (filed as Exhibit 10.2 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on August 29, 2005, and incorporated herein by reference)

10.29* Standby Equity Distribution Agreement, dated September 22, 2005, between YA Global Investments, LP. and iVoice Technology, Inc. (filed as Exhibit 10.1 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on September 30, 2005, and incorporated herein by reference)

10.30* Escrow Agreement, dated September 22, 2005, between iVoice Technology, Inc., YA Global Investments, LP. and David Gonzalez, Esq. (filed as
          Exhibit 10.4 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on September 30, 2005, and incorporated herein by reference)

10.31* Placement Agent Agreement, dated September 22, 2005, between iVoice Technology, Inc. and Monitor Capital Inc. (filed as Exhibit 10.3 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on September 30, 2005, and incorporated herein by reference)

10.32* Registration Rights Agreement, dated September 22, 2005, between iVoice Technology, Inc. and YA Global (filed as Exhibit 10.2 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on September 30, 2005, and incorporated herein by reference)


10.33* Amendment No. 4 to Employment Agreement, dated September 29, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit
          10.33 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.34* Amendment No.1 to Employment Agreement, dated September 29, 2005, between iVoice Technology, Inc. and Mark Meller (filed as Exhibit
          10.34 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.35* Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005, between YA Global Investments, LP. and iVoice Technology, Inc. (filed as Exhibit 10.35 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.36* Amended and Restated Placement Agent Agreement, dated December 12, 2005, between iVoice Technology, Inc. and Monitor Capital Inc. (filed as Exhibit 10.36 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.37* Amended and Restated Registration Rights Agreement, dated December 12, 2005, between iVoice Technology, Inc. and YA Global Investments, LP. filed as Exhibit 10.36 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.38* Termination Agreement dated December 12, 2005 between iVoice Technology, Inc., and David Gonzalez, Esq., and YA Global Investments, LP. (filed as Exhibit 10.36 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.39* Security Agreement dated May 8, 2007 by an between the Company and Jerome Mahoney (filed as Exhibit 10.1 to iVoice Technology, Inc.'s Form 8-K, filed on May 9, 2007, and incorporated herein by reference)

14* Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.'s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 2006, and incorporated herein by reference)

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.

          Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2007 and December 31, 2006 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.


     SERVICES                                        2007          2006
     ---------                                       ----          ----

     Audit Fees                                    $19,000       $19,500

     Audit - Related Fees                                0             0

     Tax fees                                            0       $ 1,371

     All Other Fees                                      0             0
                                                   -------       -------
     Total                                         $19,000       $20,871
                                                   -------       =======

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


     Dated: March 31, 2008


                                          iVoice Technology, Inc..

                                          By: /s/ Jerome Mahoney
                                              --------------------------
                                              Jerome Mahoney
                                              President, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Jerome Mahoney                                Dated: March 31, 2008
     ------------------------
     Jerome Mahoney
     President
     Chief Executive Officer
     Chief Financial Officer
     Director


By:  /s/ Frank Esser                                   Dated: March 31, 2008
     ------------------------
     Frank Esser
     Director

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.


No. Description

3.1 Amended and Restated Certificate of Incorporation of iVoice Technology, Inc. (filed as Exhibit 3.1 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.2 By-laws of iVoice Technology, Inc. (filed as Exhibit 3.2 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

4.1 Form of iVoice Technology, Inc. 5% Secured Convertible Debenture due August 12, 2006 issued to YA Global Investments, LP (filed as Exhibit
          4.1 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

9.1 Voting Agreement, dated August 5, 2005, between Jerome Mahoney and Mark Meller (filed as Exhibit 9.1 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

9.2       Irrevocable Proxy of Mark Meller, dated August 5, 2005 (filed as
          Exhibit 9.2 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.1 Standby Equity Distribution Agreement, dated August 12, 2004, between YA Global Investments, LP and iVoice Technology, Inc. (filed as
          Exhibit 10.1 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.2 Securities Purchase Agreement, dated August 12, 2004, between iVoice Technology, Inc. and YA Global. (filed as Exhibit 10.2 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.3 Escrow Agreement, dated August 12, 2004, between iVoice Technology, Inc., YA Global Investments, LP and Butler Gonzalez LLP (filed as
          Exhibit 10.3 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.4 Registration Rights Agreement, dated August 12, 2004, between iVoice Technology, Inc. and YA Global Investments, LP(filed as Exhibit 10.4 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.5 Escrow Agreement, dated August 12, 2004, between iVoice Technology, Inc., YA Global Investments, LP and Butler Gonzalez LLP (filed as
          Exhibit 10.5 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.6 Investor Registration Rights Agreement, dated August 12, 2004, between iVoice Technology, Inc. and YA Global Investments, LP (filed as
          Exhibit 10.6 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.7 Security Agreement, dated August 12, 2004, between iVoice Technology, Inc. and YA Global Investments, LP (filed as Exhibit 10.7 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.8 Placement Agent Agreement, dated August 12, 2004, between iVoice Technology, Inc. and Sloan Securities Corporation (filed as Exhibit
          10.8 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.9 Employment Agreement, dated as of August 1, 2004, between iVoice Technology, Inc. and Jerome Mahoney (initially filed as Exhibit 10.9 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, incorporated herein by reference) and amendment dated September 26, 2006 (filed as
          Exhibit 10.1 to iVoice Technology, Inc.'s Form 8-K, filed on September 28, 2006, incorporated by reference herein).

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

10.14     [Intentionally Omitted.]

10.15 Waiver dated January 6, 2005 of Jerome Mahoney (filed as Exhibit 10.11 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.16 Promissory Note from iVoice Technology, Inc. to Jerome Mahoney, dated August 5, 2005 (filed as Exhibit 10.13 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.17 Termination Agreement, dated February 28, 2005, between YA Global Investments, LP and iVoice Technology, Inc., with respect to a Securities Purchase Agreement, Convertible Debentures, Security Agreement, Investor Registration Rights Agreement, an Escrow Agreement and Irrevocable Transfer Agent Instructions, each dated August 13, 2004 (filed as Exhibit 10.17 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.18 Termination Agreement, dated February 28, 2005, between YA Global Investments, LP and iVoice Technology, Inc., with respect to a Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement and Placement Agent Agreement, each dated August 13, 2004 (filed as Exhibit 10.18 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.19 Promissory Note, dated February 28, 2005, from iVoice Technology, Inc. to YA Global Investments, LP (filed as Exhibit 10.19 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.20 Security Agreement, dated as of February 28, 2005, by and between iVoice Technology, Inc. and YA Global Investments, LP (filed as
          Exhibit 10.20 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.21 Guaranty of Promissory Note, dated as of February 28, 2005, from iVoice Technology, Inc. to YA Global Investments, LP made by iVoice, Inc. in favor of YA Global Investments, LP (filed as Exhibit 10.21 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.22 Non-Binding Letter of Intent, dated March 9, 2005, between YA Global Investments, LP and iVoice Technology, Inc. (filed as Exhibit 10.22 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.23 Amendment No. 1 to Employment Agreement, dated April 1, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.24 Amendment No. 2 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to iVoice Technology, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120490, filed on June 24, 2005, and incorporated herein by reference)

10.25 Amendment No. 1 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Arie Seidler (filed as Exhibit 10.25 to iVoice Technology, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference)

10.26 Amendment No. 3 to Employment Agreement, dated July 18, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.26 to iVoice Technology, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference

10.27 Amendment No. 2 to Employment Agreement, dated August 12, 2005, between iVoice Technology, Inc. and Arie Seidler (filed as Exhibit
          10.27 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.28 Employment Agreement, dated August 29, 2005, between iVoice Technology, Inc. and Mark Meller (filed as Exhibit 10.2 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on August 29, 2005, and incorporated herein by reference)

10.29 Standby Equity Distribution Agreement, dated September 22, 2005, between YA Global Investments, LP and iVoice Technology, Inc. (filed as Exhibit 10.1 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on September 30, 2005, and incorporated herein by reference)

10.30 Escrow Agreement, dated September 22, 2005, between iVoice Technology, Inc., YA Global Investments, LP and David Gonzalez, Esq. (filed as
          Exhibit 10.4 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on September 30, 2005, and incorporated herein by reference)

10.31 Placement Agent Agreement, dated September 22, 2005, between iVoice Technology, Inc. and Monitor Capital Inc. (filed as Exhibit 10.3 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on September 30, 2005, and incorporated herein by reference)

10.32 Registration Rights Agreement, dated September 22, 2005, between iVoice Technology, Inc. and YA Global Investments, LP (filed as
          Exhibit 10.2 to iVoice Technology, Inc.'s Current Report on Form 8-K, filed on September 30, 2005, and incorporated herein by reference)

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

10.35 Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005, between YA Global Investments, LP and iVoice Technology, Inc. (filed as Exhibit 10.35 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.36 Amended and Restated Placement Agent Agreement, dated December 12, 2005, between iVoice Technology, Inc. and Monitor Capital Inc. (filed as Exhibit 10.36 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.37 Amended and Restated Registration Rights Agreement, dated December 12, 2005, between iVoice Technology, Inc. and YA Global Investments, LP (filed as Exhibit 10.36 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.39 Security Agreement dated May 8, 2007 by an between the Company and Jerome Mahoney (filed as Exhibit 10.1 to iVoice Technology, Inc.'s Form 8-K, filed on May 9, 2007, and incorporated herein by reference)

14 Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.'s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 200, and incorporated herein by reference)

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

                             IVOICE TECHNOLOGY, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006

                             IVOICE TECHNOLOGY, INC.

                              FINANCIAL STATEMENTS

                                    CONTENTS


                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      1

FINANCIAL STATEMENTS

      Balance Sheets                                                         2

      Statements of Operations                                               3

      Statements of Changes in Stockholders' Deficit                         4

      Statements of Cash Flows                                              5-6

      Notes to Financial Statements                                        7-25

                     BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
                     406 LIPPINCOTT DRIVE, MARLTON, NJ 08053
                       TEL: 856.346.2828 FAX: 856.396.0022


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Stockholders iVoice Technology, Inc.
Matawan, New Jersey

We have audited the accompanying balance sheets of iVoice Technology, Inc. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iVoice Technology, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for December 31, 2007 have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These issues lead to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Bagell, Josephs, Levine & Company, LLC
Marlton, New Jersey
March 24, 2008

IVOICE TECHNOLOGY, INC.
BALANCE SHEETS AS OF DECEMBER 31

ASSETS
                                                                    2007             2006
                                                                -----------      -----------
Current assets:
        Cash and cash equivalents                               $   182,577      $   179,081
        Accounts receivable, net of allowance for doubtful
           accounts of $8,250 at December 31, 2007 and 2006           9,905            5,833
        Prepaid expenses and other                                    4,407            8,633
                                                                -----------      -----------
           Total current assets                                     196,889          193,547
Property, plant and equipment net                                       797            1,265
                                                                -----------      -----------

Total assets                                                    $   197,686      $   194,812
                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable and accrued expenses                    $   694,783      $   457,244
       Due to related parties                                       220,619          179,300
       Deferred maintenance contracts                                14,097           15,321
       Notes payable to related parties                             161,388          178,860
       Convertible debenture, net of unamortized debt
         discount of $499,940                                       169,375             --
       Note payable                                                    --            700,000
       Derivative liability                                       1,079,256             --
                                                                -----------      -----------
             Total current liabilities                            2,339,518        1,530,725

Commitments

Stockholders' Deficit:
Preferred stock, $1.00 par value; authorized 1,000,000
       shares; no shares issued and outstanding                        --               --
Common stock:
     Class A - no par value; authorized 10,000,000,000
       shares; 170,042,361 shares issued and 168,847,878
       outstanding, and 1,194,483 in escrow at
       December 31, 2007; 28,251,983 shares issued and
       25,564,834 outstanding, and 2,787,249 in escrow at
       December 31, 2006;                                           506,286          264,509
     Class B - $.01 par value; authorized 50,000,000
       Shares; no shares issued and outstanding                        --               --
     Class C - $.01 par value; authorized 20,000,000
       Shares; no shares issued and outstanding                        --               --
Additional paid-in capital                                        7,057,606        7,081,947
Accumulated deficit                                              (9,705,724)      (8,682,369)
                                                                -----------      -----------
             Total stockholders' deficit                         (2,141,832)      (1,335,913)
                                                                -----------      -----------

Total liabilities and stockholders' deficit                     $   197,686      $   194,812
                                                                ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

IVOICE TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                         ------------------------------
                                                             2007              2006
                                                         ------------      ------------
Net sales                                                $     64,765      $     89,645

Cost of sales                                                   3,197             4,224
                                                         ------------      ------------

              Gross margin                                     61,568            85,421

Operating expenses:
  Selling and marketing expenses                                 --                 175
  General and administrative expenses                         382,682           220,961
  Research and development expenses                             9,455            43,771
                                                         ------------      ------------

              Total operating expenses                        392,135           264,907
                                                         ------------      ------------

Loss from operations                                         (330,567)         (179,486)
                                                         ------------      ------------

Other income/(expense):
              Interest income                                   3,421             2,066
              Interest expense                               (116,893)         (191,455)
              Amortization of debt discount                  (200,060)             --
              Loss on valuation of derivative                (379,256)             --
                                                         ------------      ------------

Total other income (expense)                                 (692,788)         (189,389)
                                                         ------------      ------------

Loss before income taxes                                   (1,023,355)         (368,875)

Provision for income taxes                                       --                --
                                                         ------------      ------------
Net loss attributable to common shares                   $ (1,023,355)     $   (368,875)
                                                         ============      ============

Basic and diluted loss per common share                  $      (0.02)     $      (0.02)
                                                         ============      ============

Weighted average number of shares outstanding:
            Basic and diluted                              54,971,994        21,033,623
                                                         ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

IVOICE TECHNOLOGY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                       PREFERRED STOCK     COMMON STOCK A     COMMON STOCK B  COMMON STOCK C  ADDITIONAL                  TOTAL
                       ---------------     --------------     --------------  --------------   PAID-IN    ACCUMULATED  STOCKHOLDERS'
                       SHARES  AMOUNT    SHARES     AMOUNT    SHARES  AMOUNT  SHARES  AMOUNT   CAPITAL      DEFICIT      DEFICIT
                       ------  ------    ------     ------    ------  ------  ------  ------   -------      -------    -------------
Balance at January
1, 2006                  --      --    10,888,984  $ 13,125     --      --      --      --    $7,103,731  $(8,313,494)  $ (240,678)

Issuance of common
stock pursuant to
terms of the Equity
Line of Credit with
YA Global                --      --    10,450,851   139,334     --      --      --      --       (21,784)        --        117,550

Common stock issued
for director fees        --      --       572,519    17,176     --      --      --      --          --           --         17,176

Common stock issued
for legal fees           --      --     1,000,000    30,000     --      --      --      --          --           --         30,000

Common stock issued
for repayment of
deferred compensation    --      --     1,326,240    32,437     --      --      --      --          --           --         32,437

Common stock issued
for repayment of
related party note
payable                  --      --     1,326,240    32,437     --      --      --      --          --           --         32,437

Net loss for the year
ended December, 31,
2006                     --      --          --        --       --      --      --      --          --       (368,875)    (368,875)
                       ------  ------  ----------   -------   ------  ------  ------  ------   ---------   ----------   ----------
Balance at December
31, 2006                 --      --    25,564,834   264,509     --      --      --      --     7,081,947   (8,682,369)  (1,335,913)

Common stock issued
for repayment of
related party note
payable                  --      --    31,200,000    61,434     --      --      --      --          --           --         61,434

Common stock issued
for conversion of
convertible debenture    --      --    21,208,321    38,615     --      --      --      --          --           --         38,615

Issuance of common
stock pursuant to
terms of the Equity
Line of Credit with
YA Global                --      --    90,874,723   141,728     --      --      --      --       (24,341)        --        117,387

Net loss for the year
ended December, 31,
2007                     --      --          --        --       --      --      --      --          --     (1,023,355)  (1,023,355)

Balance at December
31, 2007                 --      --   168,847,878  $506,286     --      --      --      --    $7,057,606  $(9,705,724) $(2,141,832)
                       ======  ====== ===========  ========   ======  ======  ======  ======  ==========  ===========  ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

IVOICE TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS

                                                                                  DECEMBER 31,
                                                                         ----------------------------
                                                                             2007             2006
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $(1,023,355)     $  (368,875)
    Adjustments to reconcile net loss to net cash
       (used in) operating activities:
          Depreciation                                                           468              468
          Loss on valuation of derivative                                    379,256             --
          Amortization of discount on debt                                   200,060             --
          Beneficial interest on conversion of debt                           51,892             --
          Common stock issued for director fees                                 --             17,176
          Common stock issued for legal fees                                    --             30,000

          Changes in certain assets and liabilities:
               (Increase) decrease in accounts receivable                     (4,072)          25,402
               (increase) decrease in prepaid expenses and other               4,226           (2,644)
               Increase (decrease) in accounts payable and accrued
                     expenses                                                237,539          (25,917)
               (Decrease) in customer deposits                                  --            (21,050)
               Increase in due to related parties                             41,319          124,109
               Increase (decrease) in deferred maintenance contracts          (1,224)           3,530
                                                                         -----------      -----------

                  Net cash (used in) operating activities                   (113,891)        (217,801)
                                                                         -----------      -----------

Cash flows from financing activities:
   Issuance of common stock through equity financing                         117,387          117,500
                                                                         -----------      -----------

             Net cash provided by financing activities                       117,387          117,500
                                                                         -----------      -----------

Net increase (decrease) in cash and cash equivalents                           3,496         (100,251)

Cash and cash equivalents, beginning of year                                 179,081          279,332
                                                                         -----------      -----------

Cash and cash equivalents, end of year                                   $   182,577      $   179,081
                                                                         ===========      ===========

Supplemental Schedule of Cash Flow Information:
Cash Paid During the Year:


Income Taxes                                                             $      --        $      --
                                                                         ===========      ===========
Interest                                                                 $      --        $      --
                                                                         ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

IVOICE TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

FOR THE YEAR ENDED DECEMBER 31, 2007:
-------------------------------------

a) During the year ended December 31, 2007, the Company issued 31,200,000 shares of Class A common stock with a fair value of $61,434 to an officer to reduce the promissory note in the amount by $17,472. The difference in the market value and the loan reduction was appropriately charged to beneficial interest in the amount of $43,962.

b) During the year ended December 31, 2007, the Company issued 21,208,321 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $30,685, net of fees of $7,930.

c) During the year ended December 31, 2007, the Company issued 90,874,723 shares of Class A common stock for fees pursuant to the Equity Line of Credit with YA Global Investments (f/k/a/ Cornell Capital Partners) valued at $141,728.


FOR THE YEAR ENDED DECEMBER 31, 2006:
-------------------------------------

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

e) During the year ended December 31, 2006, the Company issued 10,450,851 shares of Class A common stock for fees pursuant to the Equity Line of Credit with YA Global Investments (f/k/a/ Cornell Capital Partners) valued at $139,334.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             IVOICE TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

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

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

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

As of December 31, 2007, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

Management plans on developing new products and increasing their sales to existing customers, to achieve profitability and to generate a positive cash flow. Management has also received assurances from YA Global Investments (f/k/a/ Cornell Capital Partners) that they can continue to draw down on their SEDA to fund the working capital needs. iVoice Technology has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs are expected to be provided, in large part, from the sale of Class A Common Stock to YA Global Investments (f/k/a/ Cornell Capital Partners) pursuant to the terms of the Standby Equity Distribution Agreement. However, YA Global Investments (f/k/a/ Cornell Capital Partners)

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 3 - GOING CONCERN (CONTINUED)
----------------------------------

is under no obligation to purchase any shares of our Class A Common Stock unless certain conditions are met by iVoice Technology, including having the registration statement declared effective by the Securities and Exchange Commission ("SEC"). The Standby Equity Distribution Agreement expires on February 5, 2008. If iVoice Technology cannot fund its working capital needs under the Standby Equity Distribution Agreement with YA Global Investments (f/k/a/ Cornell Capital Partners), the Company will be unable to obtain sufficient capital resources to operate our business, since the Company currently has no other plans to obtain alternative financing. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

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


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

a) Basis of Presentation

The accompanying financial statements included herein have been prepared have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

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

Due to the nature of the business and one-time contracts, it is unlikely that one customer will impact revenues in future periods. Approximately 69% of the revenues for 2007 were derived from annual maintenance and support agreements.

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the years ended December 31, 2007 and 2006, the Company did not incur any advertising expenses.

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2007 and 2006.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at December 31, 2007 and 2006 were $82,577 and $79,081, respectively.

h) Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

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

j) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of December 31, 2007, the Company believes it has no significant risk related to its concentration within its accounts receivable.

k) Loss per Share

Basic and diluted net loss per share available to common stockholders is presented in conformity with SFAS No. 128, "Earnings per Share." Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as conversions, exercise or contingent exercise of securities. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities in the amount of approximately 660,912,292 shares, due to the beneficial conversion of related party accounts that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

k) Loss Per Share (continued)


The computation of EPS is as follows:

                                                           DECEMBER 31, 2007    DECEMBER 31, 2006
                                                           -----------------    -----------------
     BASIC AND DILUTED NET LOSS PER SHARE COMPUTATION:
       Net loss attributable to common
          stockholders                                      $ (1,023,355)         $   (368,875)
       Weighted-average common shares outstanding              54,971,994           21,033,623
       Basic and diluted net loss per share
          attributable to common  stockholders              $      (0.02)         $      (0.02)

l) Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as "Loss on Valuation of Derivative" in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The financial statements for the year ended December 31, 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures with YA Global Investments (f/k/a/ Cornell Capital Partners).

m) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the financial position, operations or cash flows for the year ended December 31, 2007.

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

n) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 did not have a material impact on the Company's financial position or results of operations.

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

n) Recent Accounting Pronouncements (continued)

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

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 will have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 will have a material impact on the Company's financial position or results of operations.

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

n) Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements". The Company does not expect the adoption of SFAS 159 will have a material impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company's financial statements.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 "Accounting for Nonrefundable Payments for Goods and Services to be Used in Future Research and Development Activities" (ETIF 07-04), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expenses as the related goods are delivered or the related services performed. The statement is effective for fiscal years beginning after December 15, 2007. Management anticipates that the adoption of EITF Issue No. 07-3 will not have a material impact on the Company's financial statements.

In June 2007, the FASB ratified Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (ETIF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

n) Accounting Pronouncements (continued)

in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF-06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Management anticipates that the adoption of EITF Issue No. 06-11 will not have a material impact on the Company's financial statements.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

In conjunction with the spin-off, iVoice Technology has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until iVoice Technology has found replacement services for those services being provided by iVoice or can provide these services for itself. Administrative services were $51,028 and $50,652, respectively, for the years ended December 31, 2007 and 2006.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of iVoice Technology. This amount is related to funds loaned to iVoice and is unrelated to the operations of iVoice Technology. The note will bear interest at the rate of prime plus 2.0% per annum (9.75% and 10.25% at December 31, 2007 and 2006, respectively) on the unpaid balance until paid. Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or
(iii) payment of the principal of this Note, before any repayment of interest. During 2007 Mr. Mahoney received 31,200,000 shares of Class A Common Stock, with a market value of $61,434 as repayment of $17,472 of the loan. As of December 31, 2007 and 2006, the outstanding balances were $161,388 and $178,860, plus accrued interest of $61,126 and $29,738, respectively.

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. At December 31, 2007, Mr. Mahoney's annual salary was $92,428. A portion of Mr. Mahoney's compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash.

The Board has the option to pay Mr. Mahoney's compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. Mr. Mahoney deferred $41,319 and $38,890 of his compensation for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, total deferred compensation due to Mr. Mahoney was $166,759 and $125,440, respectively. On August 30, 2006 Mr. Mahoney was elected to the position of President and Chief Executive Officer to serve until his replacement is elected and duly qualified, replacing Mark Meller, who had resigned. Effective August 30, 2006, Mr. Mahoney shall no longer serve as Non-Executive Chairman of the Board, but shall continue to serve as a Board member and the Company Secretary.

On August 29, 2005, the Company entered into an employment agreement with Mark Meller. Mr. Meller served as the Company's President, Chief Executive Officer and Chief Financial Officer until August 29, 2006. As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation. The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock. Mr. Meller will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Mr. Meller deferred $42,625 of his compensation for the year ended December 31, 2006. During 2006, Mr. Meller received 1,326,240 shares of Class A stock, with a market value of $32,437, as a repayment of $11,140 of deferred compensation. During 2007, Mr. Meller received no payments for deferred compensation. As of December 31, 2007 and 2006, total deferred compensation due to Mr. Meller was $53,860.

NOTE 6 - INCOME TAXES
---------------------

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At December 31, 2007 and 2006 deferred tax assets consist of the following:

                                                      2007            2006
                                                      ----            ----

     Deferred tax assets                             554,000         375,000
         Less: Valuation allowance                  (554,000)       (375,000)
                                                   ---------       ---------
         Net deferred tax assets                           0               0
                                                   =========       =========

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 6 - INCOME TAXES (CONTINUED)
---------------------------------

At December 31, 2007 and 2006, the Company had a federal net operating loss carry forward in the approximate amounts of $1,119,000 and $940,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 7 - DEBT
-------------

On August 12 and November 19, 2004, iVoice Technology issued an aggregate of $560,000 in secured convertible debentures, with interest payable at 5% per annum, to YA Global Investments (f/k/a/ Cornell Capital Partners). The debentures were convertible at the option of the holder only after our Class A Common Stock has commenced trading on the Over-the-Counter Bulletin Board. On February 28, 2005, iVoice, Inc., on behalf of the Company, renegotiated the terms and conditions with the holders of its convertible debentures. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory note is in the aggregate amount of $700,000, of which $560,000 was loaned through the previously issued and exchanged convertible debentures in 2004 and $140,000 was advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance. The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $140,000 was advanced to the Company. As of December 31, 2006, the balance on the promissory note was $700,000 plus accrued interest of $180,113.

The promissory note bears interest at the rate of 12% per annum, which was increased to 18% on September 1, 2006, as a result of a default. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory note matured on September 1, 2006 with a lump sum payment due of any remaining principal and/or interest. The Company is in default of the payment schedule and therefore, the balance has been recorded as a current liability. To date, no weekly principal payments have been made.

The Company's obligations under the promissory note issued to YA Global Investments (f/k/a/ Cornell Capital Partners) are secured by a first priority interest in substanially all of our assets.

On April 16, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture dated March 30, 2007 (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners), for the sum of $700,000 in exchange for this note payable for the same amount (see Note 8).

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 8 - DERIVATIVE LIABILITY
-----------------------------

On April 16, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture dated March 30, 2007 (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) for the sum of $700,000 in exchange for a previously issued note payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. YA Global has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. YA Global may not convert the Debenture into shares of Class A Common Stock if such conversion would result in Cornell beneficially owning in excess of 4.9% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right at any time provided that as of the date of the Holder's receipt of a Redemption Notice (i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common Stock of the Company. Furthermore, in addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect. As of December 31, 2007, the outstanding balance on the Convertible Debenture was $669,315.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility:
383.29%. The conversion feature of the debenture is recorded as a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $700,000, and charged Other Expense - Loss on Valuation of Derivative for $492,403, resulting primarily from calculation of the conversion price. For the year ended December 31, 2007, the Company recorded a total Loss on Valuation of Derivative in the amount of $379,256. The fair value of the embedded conversion was estimated at December 31, 2007 using the Black-Scholes model with the following assumptions: risk free interest rate: 4.74%; expected dividend yield: 0%: expected life: 3 years; and volatility: 572.03%.

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 9 - STANDBY EQUITY DISTRIBUTION AGREEMENT
----------------------------------------------

On September 22, 2005, iVoice Technology entered into a Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments (f/k/a/ Partners) (which was amended and restated on December 12, 2005) whereby YA Global agrees to purchase up to $10 million of the Company's Class A Common Stock over a two-year period. The shares issued under the SEDA must be first registered under the Securities Act of 1933, as amended. The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. For the year ended December 31, 2007, the Company had sold 90,874,723 shares of Class A common stock to YA Global for $117,387, which is net of fees of $24,341. For the year ended December 31, 2006, the Company had sold 10,450,851 shares of Class A common stock to YA Global for $117,550, which was net of fees and discounts of $21,784. The Standby Equity Distribution Agreement expired on February 5, 2008. As of the date of this report, the Standby Equity Distribution Agreement has not been renewed.

NOTE 10 - CAPITAL STOCK
-----------------------

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

a) Preferred Stock

iVoice Technology is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2007, iVoice Technology has not issued any shares of Preferred Stock.

b) Class A Common Stock

As of December 31, 2007, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 170,042,361 shares were issued, and 168,847,878 shares were outstanding, and 1,194, 483 shares were in escrow.

As of December 31, 2006, there were 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 28,351,983 shares were issued, and 25,564,834 shares were outstanding, and 2,787,149 shares were in escrow.

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 10 - CAPITAL STOCK (CONTINUED)
-----------------------------------

b) Class A Common Stock (continued)

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

For the year ended December 31, 2007, the Company had the following transactions in its Class A common stock:

     o The Company issued 31,200,000 shares of Class A common stock, with a total value of $17,472 to an officer of the Company as repayment of debt. The fair market value of the shares was $61,434, resulting in a charge to beneficial interest of $43,692.

     o The Company issued 21,208,321 shares of Class A common stock to YA Global with a total value of $30,685 to YA Global for repayment of the convertible debenture. The fair market value of the shares was $38,615, resulting in a charge to beneficial interest in the amount of $7,930.

     o The Company issued 90,874,723 shares of Class A common stock per the Equity Line of Credit with YA Global Investments (f/k/a/ Cornell Capital Partners) with a market value of $141,728 for the net proceeds of $117,387.

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

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 10 - CAPITAL STOCK (CONTINUED)

b) Class A Common Stock (continued)

     o The Company issued 572,519 shares of Class A common stock, with a total value of $6,000 for Director fees of the Company as repayment of accrued Director fees. The fair market value of the shares was $17,176, resulting in a charge to beneficial interest of $11,176.

     o The Company issued 10,450,851 shares of Class A common stock per the Equity Line of Credit with YA Global Investments (f/k/a/ Cornell Capital Partners) with a market value of $139,334 for the net proceeds of $117,500.

c) Class B Common Stock

As of December 31, 2007, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of December 31, 2007, no shares were issued or outstanding.

d) Class C Common Stock

As of December 31, 2007, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of December 31, 2007, no shares were issued or outstanding.

NOTE 11 - STOCK OPTIONS
-----------------------

Stock Option Plans

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.

The Company did not issue any stock options for the years ended December 31, 2007 and 2006.

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 12 - SUBSEQUENT EVENTS
---------------------------

ACQUISITION

On February 5, 2008, the Company announced that it had signed a non-binding Letter of Intent to acquire Atire Technologies, Inc. ("Atire Technologies"). The transaction, which is subject to due diligence, the usual and customary conditions, and entering into a definitive agreement, is expected to close in May 2008. It is anticipated that Atire Technologies will merge into a wholly owned subsidiary of iVoice Technology, Inc. Atire Technologies, founded in 2005, developed SoundSponge (R), which is patent protected, and is made from 100% recycled tires.

CONVERTIBLE PROMISSORY NOTE

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

iVoice, Inc. may elect payment of the principal and/or interest, at the its sole discretion, owed pursuant to this Note by requiring the Company to issue to iVoice, or his assigns either: (i) one Class B common stock share of the Company par value $.01 per share, for each dollar owed, (ii) the number of Class A common stock shares of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to have paid by (y) eighty percent (80%) of the lowest issue price of Class A common stock since the first advance of funds under this Note, or (iii), payment of the principal of this Note, before any repayment of interest.

Unless otherwise provided, this Note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

In the event of (a) default in payment of any installment of principal or interest hereof as the same becomes due and such default is not cured within ten
(10) days from the due date, or (b) default under the terms of any instrument securing this Note, and such default is not cured within fifteen (15) days after written notice to maker, then in either such event the holder may, without further notice, declare the remainder of the principal sum, together with all interest accrued thereon, and the prepayment premium, if any, at once due and payable. Failure to exercise this option shall not constitute a waiver of the right to exercise the same at any other time. The unpaid principal of this Note and any part thereof, accrued interest and all other sums due under this Note shall bear interest at the rate of prime plus 2 percent per annum after default until paid.

The debenture has a security interest in substantially all of the assets of the Company. However, the Company's interests are second to that of YA Global Investments (f/k/a/ Cornell Capital Partners) (see Notes 8 and 9).

                             IVOICE TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 12 - SUBSEQUENT EVENTS (CONTINUED)
---------------------------------------

CONVERTIBLE PROMISSORY NOTE (CONTINUED)

On March 10 and March 18, 2008, the iVoice, Inc. converted an aggregate of $13,440 of debt on this Note into 42,000,000 shares of iVoice Technology, Inc.'s Class A common stock.

REDEMPTION OF CONVERTIBLE DEBENTURE

YA Global Investments, L.P. (f/k/a/ Cornell Capital Partners) ("YA Global") and iVoice Technology, Inc. (the "Company") agreed on March 14, 2008 ("Redemption Date") that the Company shall redeem all amounts outstanding under the Debenture (see Notes 7 and 8), except for One Hundred Eighty-six Thousand and Five Hundred Sixty-six Dollars and Seventy-seven Cents ($186,566.77) of the outstanding interest remaining on the promissory notes that were originally exchanged for the Debenture (the "Promissory Note Interest"). The amount redeemed on the Redemption Date was Six Hundred and Ninety-one Thousand and Twenty-one Dollars and Twenty-seven Cents ($691,021.27), including: (i) all accrued and unpaid interest on the Debenture through the date hereof, excluding the Promissory Note Interest and (ii) the Redemption Premium and shall be paid by wire transfer of immediately available funds in accordance with the wire instructions attached hereto.

The Debenture shall be amended as follows: as of the Redemption Date, provided such redemption payment is made, the Promissory Note Interest shall be due and payable on March 14, 2009 (the "Maturity Date"), shall accrue interest at the rate of fifteen percent (15%) per year payable at the Maturity Date, and shall be convertible at the option of YA Global, in whole or in part, from time to time, at a conversion price equal to seventy percent (70%) of the lowest closing bid price of the Company's common stock during the thirty (30) trading days immediately preceding the conversion date, as quoted by Bloomberg, LP. YA Global agrees that so long as the Company's common stock continues trading on the OTC Bulletin Board and remains current with all its obligations to file reports and disclosures with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, YA Global will not make any conversions pursuant to the Debenture prior to November 1, 2008.