Form 10-Q
period 2008-03-31
iVoice Technology, Inc.
filed 2008-05-15
CIK 1307969

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2008

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        Commission File No. 333-120490




                             IVOICE TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of the Registrant as specified in Charter)


       NEW JERSEY                                             20-1862731
------------------------                             ---------------------------
(State of Incorporation)                             (I.R.S. Employer ID Number)


                750 HIGHWAY 34, MATAWAN, NEW JERSEY      07747
             ---------------------------------------------------
             (Address of Principal Executive Offices) (Zip Code)


          REGISTRANT'S TELEPHONE NO. INCLUDING AREA CODE: 732-441-7700



Securities registered under 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No __

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Securities Act).   Yes __  No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [_]
Smaller reporting company [X] (Do not check if a smaller reporting company)

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date: 486,835,870 shares of Class A Common stock, no par value as of May 14, 2008.

================================================================================

                             IVOICE TECHNOLOGY, INC
                             ----------------------
                                TABLE OF CONTENTS
                                -----------------



                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements (Unaudited):

          Condensed Balance Sheets - March 31, 2008 and December 31, 2007      1

          Condensed Statements of Operation -
          Three Months Ended March 31, 2008 and 2007                           2

          Condensed Statements of Cash Flows -
          Three Months Ended March 31, 2008 and 2007                         3-4

          Notes to Condensed Financial Statements                           5-20

Item 2.   Management's Discussion and Analysis or Plan of Operation        21-26

Item 4T.  Controls and Procedures                                          27-28



PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         29

Item 5.   Other Information                                                   29

Item 6.   Exhibits                                                            29

          Signatures                                                          30

          Index of Exhibits                                                   31

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                                                  MARCH 31,     DECEMBER 31,
ASSETS                                                                              2008            2007
                                                                                ------------    ------------
                                                                                                  (audited)
Current assets:
  Cash and cash equivalents                                                     $    829,529    $    182,577
  Accounts receivable, net of allowance for doubtful accounts of
    $8,250 at  March 31, 2008 and December 31, 2007                                    3,833           9,905
  Note receivable - current portion                                                   10,210              --
  Prepaid expenses and other current assets                                            4,429           4,407
                                                                                ------------    ------------
Total current assets                                                                 848,001         196,889

Other assets                                                                           3,080              --
Note receivable - long-term                                                           19,790              --
                                                                                ------------    ------------
Total other assets                                                                    22,870              --

Property, plant and equipment, net                                                       680             797
                                                                                ------------    ------------
Total assets                                                                    $    871,551    $    197,686
                                                                                ============    ============

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                         $    491,436    $    694,783
  Due to related parties                                                             228,726         220,619
  Deferred maintenance contracts                                                      16,535          14,097
  Notes payable to related parties                                                   141,708         161,388
  Convertible promissory note, net of amortized debt discount of $36,682                 530              --
  Convertible debenture, net of unamortized debt discount of $177,868
  and $499,940 at March 31, 2008 and December 31, 2007, respectively                   8,689         169,375
  Derivative liabilities                                                             443,550       1,079,256
                                                                                ------------    ------------
Total current liabilities                                                          1,331,174       2,339,518
                                                                                ------------    ------------

Stockholders' deficit:
  Preferred stock, $1.00 par value; authorized 900,000 shares;
     no shares issued and outstanding                                                     --              --
  Series A 10% Secured Convertible Preferred Stock; authorized
     1,000 shares; 144.444 shares issued and outstanding Common stock:             1,444,444              --
     Class A - no par value; authorized 10,000,000,000 shares; 435,235,870 shares issued and 434,041,381 outstanding and 1,194,483 in escrow at
       March 31, 2008; 170,042,361 shares issued and 168,847,878 outstanding,
       and 1,194,483 in escrow at December 31, 2007;                                 855,274         506,286
     Class B - $.01 par value; authorized 50,000,000 shares; no shares
       issued and outstanding                                                             --              --
     Class C - $.01 par value; authorized 20,000,000 shares; no shares issued
       and outstanding                                                                    --              --
  Additional paid-in capital                                                       6,899,510       7,057,606
  Additional paid-in capital-beneficial conversion                                 1,444,444              --
  Accumulated deficit                                                            (11,103,295)     (9,705,724)
                                                                                ------------    ------------
Total stockholders' deficit                                                         (459,623)     (2,141,832)
                                                                                ------------    ------------
Total liabilities and stockholders' deficit                                     $    871,551    $    197,686
                                                                                ============    ============

See accompanying notes to condensed financial statements

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                ----------------------------
                                                                               MARCH 31, 2008  MARCH 31, 2007
                                                                                ------------    ------------
Net sales                                                                       $     13,073    $     21,719

Cost of sales                                                                             --              --
                                                                                ------------    ------------

Gross profit                                                                          13,073          21,719
                                                                                ------------    ------------
Operating expenses:
  General and administrative expenses                                                 94,357         109,482
  Engineering, research and development                                                   --           6,955
                                                                                ------------    ------------
Total operating expenses                                                              94,357         116,437
                                                                                ------------    ------------

Loss from operations                                                                 (81,284)        (94,718)

Other income (expense):
  Interest income                                                                      2,020             961
  Interest expense                                                                  (130,634)        (38,485)
  Amortization of debt discount                                                     (522,599)             --
  Redemption premium                                                                 (85,922)             --
  Gain (loss) on valuation of derivative                                             872,915        (492,403)
                                                                                ------------    ------------

Total other income (expense)                                                         135,780        (530,287)
                                                                                ------------    ------------

Income (loss) from operations before income taxes                                     54,496        (625,005)

Provision for income taxes                                                                --              --
                                                                                ------------    ------------
Net income (loss)                                                                     54,496        (625,005)

Preferred stock accretion                                                          1,444,444              --

Preferred stock dividends                                                              7,632              --
                                                                                ------------    ------------

Net loss applicable to common Shareholders                                      $ (1,397,580)   $   (625,005)
                                                                                ============    ============

Basic and diluted loss per common share                                         $      (0.00)   $      (0.01)
                                                                                ============    ============

Weighted average shares outstanding -
     Basic and diluted                                                           317,050,738      25,564,834
                                                                                ============    ============

See accompanying notes to condensed financial statements

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                ----------------------------
                                                                               MARCH 31, 2008  MARCH 31, 2007
                                                                                ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                               $     54,496    $   (625,005)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
       Depreciation                                                                      117             117
       (Gain) loss on valuation of derivative                                       (872,915)        492,403
       Amortization of discount on debt                                              522,599              --
       Beneficial conversion incurred in debt reduction                               62,470              --
       Beneficial conversion incurred in conversion of Debenture                      21,783              --
       Beneficial conversion incurred in conversion of promissory note                32,280              --

Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                         6,072         (10,413)
    Increase in prepaid expenses                                                         (22)         (2,790)
    Increase in other assets                                                          (3,080)             --
    Increase in accounts payable and accrued liabilities                              26,239          88,839
    Increase in amounts due to related parties                                         8,107          10,131
    Increase in deferred maintenance contracts                                         2,438           1,697
                                                                                ------------    ------------

Net cash (used in) operating activities                                             (139,416)        (45,021)
                                                                                ------------    ------------

Cash flows from financing activities:
    Issuance of common stock through equity financing                                 89,183              --
    Net proceeds from sale of Series A Preferred Stock                             1,300,000              --
    Payment to potential merger partner                                              (30,000)             --
    Payment of convertible debenture                                                (572,815)             --
                                                                                ------------    ------------

Net cash provided by financing activities                                            786,368              --
                                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                                 646,952         (45,021)

Cash and cash equivalents at beginning of period                                     182,577         179,081
                                                                                ------------    ------------

Cash and cash equivalents at end of period                                      $    829,529    $    134,060
                                                                                ============    ============
During the period, cash was paid for the following:
    Taxes paid                                                                  $         --    $         --
                                                                                ============    ============
    Interest paid                                                               $     32,284    $         --
                                                                                ============    ============
Supplemental Cash Flow Information:
Non-cash Transactions
---------------------
Accounts payable converted into convertible promissory note                     $     50,652    $         --
                                                                                ============    ============

Accrued expenses converted into convertible debenture                           $    186,557    $         --
                                                                                ============    ============

Note payable converted to convertible debenture                                 $         --    $    700,000
                                                                                ============    ============


See accompanying notes to condensed financial statements

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

FOR THE THREE MONTHS ENDED MARCH 31, 2008:
------------------------------------------

a) During the three months ended March 31, 2008, the Company issued 46,500,000 shares of Class A common stock with a fair value of $82,150 to an individual to reduce the promissory note in the amount of $19,680. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $62,470.

b) During the three months ended March 31, 2008, the Company issued 87,653,565 shares of Class A common stock with a fair value of $118,282 to reduce the convertible debenture in the amount of $96,500. The difference in the market value and the reduction in the convertible debenture was charged to beneficial interest in the amount of $21,783.

c) During the three months ended March 31, 2008, the Company issued 89,039,944 shares of Class A common stock pursuant to the Equity Line of Credit with YA Global Investments (f/k/a/ Cornell Capital Partners) valued at $102,835. Issuance costs of $13,652 were incurred and charged to additional paid-in capital for net proceeds of $89,183.

d) During the three months ended March 31, 2008, the Company issued 42,000,000 shares of Class A common stock with a fair value of $45,720 to reduce the convertible promissory note in the amount of $13,440. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $32,280.

e) During the three months ended March 31, 2008, the Company converted accounts payable to a convertible promissory note in the amount of $50,652.

f) During the three months ended March 31, 2008, the Company converted accrued expenses related to accrued interest due to YA Global to a convertible debenture in the amount of $186,557.

g) The Company accrued $7,632 of preferred stock dividends.

FOR THE THREE MONTHS ENDED MARCH 31, 2007:
------------------------------------------

a) During the three months ended March 31, 2007, The Company converted $700,000 of note payable into a convertible debenture.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                             MARCH 31, 2008 AND 2007
                             -----------------------


Note 1     Background
------     ----------

On January 24, 2008, iVoice Technology, Inc. (the "Company") entered into a non-binding Letter of Intent with Atire Technologies, Inc. ("Atire") for the purpose of discussing and negotiating a merger of Atire into a wholly owned subsidiary of the Company. Since that time the Company has been conducting due diligence and negotiating a Merger Agreement with Atire. On April 22, 2008, the Company notified Atire that is was terminating discussions with Atire. The Company and Atire both executed a Mutual General Release. However, we are still continuing with our evaluation of this Company and its technology.

iVoice Technology has formed B Green Innovations, Inc., wholly-owned subsidiary, and has agreed to invest up to $500,000 in B Green Innovations, Inc., to commercialize its "green" technology platforms. The new subsidiary will contain the Company's green technology and will pursue associated developmental activities. The first technology will be used to recycle tires. Recently, the Company announced that it had filed, a new Patent Application for a process it describes as Recycled Tire Pod with Appliance Recess Guide.

In the short time since we decided to develop our "green" technology platform, iVoice Technology has made significant progress. By forming this subsidiary, we believe that we will be able to accelerate development activities surrounding these programs, as we as strive to make attractive acquisitions of promising technologies. For example, recycling used or scrap tires represent a multi-billion opportunity, due to millions of tires that exist and the significant health and environmental risks they pose. In addition, we have identified several platforms that have the potential to provide solutions for significant environmental challenges that exist today. The Company has made its initial investment by purchasing 55 shares of Series B Secured 10% Convertible Preferred Stock for net proceeds of $49,500 to B Green Innovations.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             MARCH 31, 2008 AND 2007
                             -----------------------


Note 2     Business Operations
------     -------------------

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

iVoice Technology may seek to expand its operations through additional sales and marketing activities and the acquisition of additional businesses. Any potential acquired additional businesses may be outside the current field of operations of iVoice Technology. iVoice Technology, Inc. has agreed to invest up to $500,000 in B Green Innovations, Inc., its wholly-owned subsidiary, to develop and commercialize its "green" technology platforms. The first technology will be used to recycle tires. Recently, iVoice announced that it had filed a new Patent Application for a process it describes as "Recycled Tire Pod with Appliance Recess Guide." The Company believes that this investment will allow B Green to further develop additional technologies.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             MARCH 31, 2008 AND 2007
                             -----------------------


Note 3     Going Concern
------     -------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company relies on iVoice, Inc. for administrative, management, research and other services.

As of March 31, 2008, the Company had negative cash flow from operations, negative working capital and a substantial accumulated deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

Management plans on developing new products and increasing their sales to existing customers, to achieve profitability and to generate a positive cash flow. However, these plans are dependent upon obtaining additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4     Summary of Significant Accounting Policies
------     ------------------------------------------

a) Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             MARCH 31, 2008 AND 2007
                             -----------------------


Note 4     Summary of Significant Accounting Policies (continued)
------     ------------------------------------------------------

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

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             MARCH 31, 2008 AND 2007
                             -----------------------


Note 4     Summary of Significant Accounting Policies (continued)
------     ------------------------------------------------------

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

f) Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the three months ended March 31, 2008 and 2007, the Company did not incur any advertising expenses.

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2008 and December 31, 2007.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at March 31, 2008 and December 31, 2007 were $731,788 and $82,577, respectively.

h) Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             MARCH 31, 2008 AND 2007
                             -----------------------


Note 4     Summary of Significant Accounting Policies (continued)
------     ------------------------------------------------------

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

j) Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as "Loss on Valuation of Derivative" in other expense in the accompanying financial statements. . Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as "Other expense" or "Other income", respectively.

k) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended March 31, 2007.


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

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             MARCH 31, 2008 AND 2007
                             -----------------------


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

Diluted loss per share does not include common stock equivalents, as those shares would have no effect. The computation of diluted loss per share also does not assume conversion, exercise or contingent exercise of securities due to the beneficial conversion of related party accounts as this would be anti-dilutive.

                                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                                        MARCH 31, 2008        MARCH 31, 2007
                                                       ---------------       ---------------
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION:
   Net loss attributable to common stockholders        $    (1,397,580)      $      (625,005)
   Weighted-average common shares outstanding              317,050,738            25,564,834
   Basic net loss per share attributable to common
      Stockholders                                     $         (0.00)      $         (0.02)
DILUTED NET LOSS PER SHARE COMPUTATION
   Net loss attributable to common stockholders        $    (1,397,580)      $      (625,005)
   Weighted-average common shares outstanding              317,050,738            25,564,834
   Total adjusted weighted-average shares                  317,050,738            25,564,834
   Diluted net loss per share attributable to
     common stockholders                               $         (0.00)      $         (0.02)


Note 6     Related Party Transactions
------     --------------------------

In conjunction with the spin-off, iVoice Technology has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until iVoice Technology has found replacement services for those services being provided by iVoice or can provide these services for itself.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of iVoice Technology. This amount is related to funds loaned to iVoice and is unrelated to the operations of iVoice Technology. The note will bear interest at the rate of prime plus 2.0% per annum (7.25% at March 31, 2008) on the unpaid balance until paid. Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             MARCH 31, 2008 AND 2007
                             -----------------------


Note 6     Related Party Transactions (continued)
------     --------------------------------------

shares of the Company. As of March 31, 2008, the outstanding balance was $141,708, plus accrued interest of $68,590. On May 8, 2007, the Company executed a Security Agreement providing Jerome Mahoney, President and Chief Executive Officer of the Company, with a security interest in all of the assets of the Company to secure the promissory note dated August 5, 2005 and all future advances including, but not limited to, additional cash advances: deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to the Company.

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. A portion of Mr. Mahoney's compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. As of March 31, 2008, the Company has recorded $174,866 of deferred compensation due to Mr. Mahoney.

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

On August 29, 2005, the Company entered into an employment agreement with Mark Meller. Mr. Meller served as the Company's President, Chief Executive Officer and Chief Financial Officer until August 29, 2006. As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation. The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock. As of March 31, 2008, total deferred compensation due to Mr. Meller was $53,860.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             MARCH 31, 2008 AND 2007
                             -----------------------


Note 7     Convertible Promissory Note and Derivative Liability
------     ----------------------------------------------------

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

The promissory note holders have a security interest in substantially all of the assets of the Company. However, the Company's interests are second to that of YA Global Investments (f/k/a/ Cornell Capital Partners) (see Notes 10 and 11).

As of March 31, 2008, the outstanding balance on the Convertible Promissory Note was $37,212.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility:
250.92%. The accounting guidance instructs that the conversion options are a derivative liability. As such, as March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $16,366, resulting primarily from calculation of the conversion price. For the period ended March 31, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $2,875.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             MARCH 31, 2008 AND 2007
                             -----------------------


Note 8     Note Payable
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

The note payable bears an interest at the rate of 12% per annum. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory note matured on September 1, 2006 with a lump sum payment due of any remaining principal and/or interest. Payment had not been made and the Company was in default.

The Company's obligations under the promissory note issued to YA Global Investements (f/k/a/ Cornell Capital Partners) are secured by a first priority interest in substanially all of our assets.

On April 16, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture dated March 30, 2007 (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners, LP) for the sum of $700,000 in exchange for this note payable for the same amount (see Note 9).

Note 9     Convertible Debenture and Derivative Liability
------     ----------------------------------------------

On April 16, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture dated March 30, 2007 (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners, LP) for the sum of $700,000 in exchange for a previously issued note payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. Cornell has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. Cornell may not convert the Debenture into shares of Class A Common Stock if such conversion would result in Cornell beneficially owning in excess of 4.9% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right at any time provided that as of the date of the Holder's receipt of a Redemption Notice (i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             MARCH 31, 2008 AND 2007
                             -----------------------


Note 9     Convertible Debenture and Derivative Liability (continued)
------     ----------------------------------------------------------

principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (15%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common Stock of the Company. Furthermore, in addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect.

On March 14, 2008, the Company and YA Global Investments agreed that the Company would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the Debenture. The amount redeemed was $691,021, consisting of the remaining balance of the Debenture of $572,815, accrued interest of $32,284, and a redemption premium of $85,922. The Debenture was amended to change amount to $186,557 with a due date of March 14, 2009. The Debenture shall accrue interest at the rate of 15% per annum, and shall be convertible at a conversion price equal to 70% of the lowest closing bid price of the Company's common stock during the 30 trading days immediately proceeding the conversion date. No conversions can be made prior to November 1, 2008.

As of March 31, 2008, the outstanding balance on the Convertible Debenture was $186,557.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility:
383.29%. The conversion feature of the debenture was recorded as a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $700,000, and charged Other Expense - Loss on Valuation of Derivative for $492,403, resulting primarily from calculation of the conversion price.

On March 14, 2008, the Company and YA Global Investments agreed that the Company would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the Debenture. The amount redeemed was $691,021, consisting of the remaining balance of the Debenture of $572,815, accrued interest of $32,284, and a redemption premium of $85,922. The Debenture was amended to change amount to $186,557 with a due date of March 14, 2009. As a result, for the three months ended March 31, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $868,623 and amortized the debt discount for a charge of $508,629.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             MARCH 31, 2008 AND 2007
                             -----------------------


Note 10    Subscription Agreement
-------    ----------------------

On September 22, 2005, iVoice Technology entered into a Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments (f/k/a/ Cornell Capital Partners) (which was amended and restated on December 12, 2005) whereby Cornell agrees to purchase up to $10 million of the Company's Class A Common Stock over a two-year period. The shares issued under the SEDA must be first registered under the Securities Act of 1933, as amended. The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. On April 16, 2007, the Company and Cornell entered into an Amendment to the Amended and Restated Standby Equity Distribution Agreement dated as of the 12th day of December 2005, which revised the restrictions upon the Company's ability to sell equity.

As of March 31, 2008, the Company has sold in the aggregate 190,365,518 shares of Class A Common Stock to YA Global for net proceeds of $324,520, which are net of fees and discounts of $59,377.

The Standby Equity Distribution Agreement expired on February 5, 2008.

Note 11    Income taxes
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

At March 31, 2008 deferred tax assets consist of the following:

           Deferred tax assets                   $ 580,000
           Less: Valuation Allowance              (580,000)
                                                 ---------
           Net deferred tax assets                     -0-
                                                 =========

At March 31, 2008, the Company had a federal net operating loss carry forward in the approximate amount of $1,453,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Note 12    Capital Stock
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

                             IVOICE TECHNOLOGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2008 AND 2007


Note 12    Capital Stock (continued)
-------    -------------------------

a) Preferred Stock

iVoice Technology is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share.

Of the 1,000,000 shares of Preferred Stock, 1,000 shares are designated Series A 10% Convertible Preferred Stock, par value $1.00 per share, with an initial value of $10,000. On March 12, 2008, the Company sold 144.444 shares of Series A 10% Convertible Preferred Stock to iVoice, Inc. for $1,444,444.

As of March 31, 2008, 144.444 shares of Series A 10% Convertible Preferred Stock are issued and outstanding.

The Series A 10% Convertible Preferred Stock has a feature that grants holders the right to convert this stock into common shares based upon 80% of the lowest price the Company has ever issued its Class A Common Stock. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.47%; expected dividend yield: 0%: expected life: 5 years; and volatility:
265.44%. Due to this conversion feature the entire investment is deemed a dividend. During the three months ended March 31, 2008 $1,444,444 of preferred stock accretion was recognized in the condensed consolidated statements of operations.

b) Class A Common Stock

As of March 31, 2008, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 435,235,870 shares were issued, and 434,041,387 shares were outstanding, and 1,194,483 shares were issued pending conversion by YA Global Investments.

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

c) Class B Common Stock

As of March 31, 2008, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of March 31, 2008, no shares were issued or outstanding.

d) Class C Common Stock

As of March 31, 2008, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of March 31, 2008, no shares were issued or outstanding.

Note 13    Stock Options
-------    -------------

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company has not issued any stock options as of March 31, 2008.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             MARCH 31, 2008 AND 2007
                             -----------------------


Note 14    New Accounting Pronouncements
-------    -----------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's financial statements. See Note 15 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             MARCH 31, 2008 AND 2007
                             -----------------------


Note 14    New Accounting Pronouncements (continued)
-------    -----------------------------------------

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company's financial statements.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 "Accounting for Nonrefundable Payments for Goods and Services to be Used in Future Research and Development Activities" (ETIF 07-04), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expenses as the related goods are delivered or the related services performed. The statement is effective for fiscal years beginning after December 15, 2007. Management anticipates that the adoption of EITF Issue No. 07-3 will not have a material impact on the Company's financial statements. The adoption of EITF Issue No. 07-3 did not have a material impact on the Company's financial position or results of operations.

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

In December 2007, the FASB issued SFAC No 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations. SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008.

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, "Accounting for Collaborative Arrangements." This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements. EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December15, 2008. The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
               ---------------------------------------------------
                             MARCH 31, 2008 AND 2007
                             -----------------------


Note 15    Fair Value Measurements
-------    -----------------------

On January 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

   Level 1 Inputs- Quoted prices for identical instruments in active markets. Level 2 Inputs- Quoted prices for similar instruments in active markets;
         quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
   Level 3 Inputs- Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

Assets                             Level I     Level II   Level III     Total
                                  ---------   ---------   ---------   ---------

Total Assets                      $      --   $      --   $      --   $      --
                                  =========   =========   =========   =========
Convertible promissory notes      $      --   $     530   $      --   $     530

Convertible debentures                   --       8,689          --        8,689

Derivative liabilities                   --     443,550          --     443,550
                                  ---------   ---------   ---------   ---------
Total Liabilities                 $      --   $ 452,769   $      --   $ 452,769
                                  =========   =========   =========   =========


Note 16    Subsequent Events
-------    -----------------

On January 24, 2008, iVoice Technology, Inc. (the "Company") entered into a non-binding Letter of Intent with Atire Technologies, Inc. ("Atire") for the purpose of discussing and negotiating a merger of Atire into a wholly owned subsidiary of the Company. Since that time the Company has been conducting due diligence and negotiating a Merger Agreement with Atire. On April 22, 2008, the Company notified Atire that it was terminating discussions with Atire. The Company and Atire both executed a Mutual General Release.

iVoice Technology has formed B Green Innovations, Inc., wholly-owned subsidiary, and has agreed to invest up to $500,000 to commercialize its "green" technology platforms. The new subsidiary will contain the Company's green technology and will pursue associated developmental activities. The first technology will be used to recycle tires. Recently, the Company announced that it had filed, a new Patent Application for a process it describes as Recycled Tire Pod with Appliance Recess Guide. The Company has made its initial investment by purchasing 55 shares of Series B Secured 10% Convertible Preferred Stock for net proceeds of $49,500 to B Green Innovations. The Company believes that this investment will allow B Green to further develop additional technologies.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------    ---------------------------------------------------------

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10-KSB for the fiscal year ended December 31, 2007 entitled "Risk Factors".

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

The emerging nature of the interactive voice response industry, makes it difficult to assess the future growth of iVoice Technology. As such, iVoice Technology has formed B Green Innovations, Inc., wholly-owned subsidiary, and has agreed to invest up to $500,000 to commercialize its "green" technology platforms. The new subsidiary will contain the Company's green technology and will pursue associated developmental activities. The first technology will be used to recycle tires. Recently, the Company announced that it had filed, a new Patent Application for a process it describes as Recycled Tire Pod with Appliance Recess Guide. The Company has made its initial investment by purchasing 55 shares of Series B Secured 10% Convertible Preferred Stock for net proceeds of $49,500 to B Green Innovations.

The Company has operated at a loss in the past for iVoice, and as an independent company such losses may continue or increase. Additionally, iVoice Technology's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. Following the Spin-off, iVoice Technology has developed and maintained its own credit and banking relationships and performs its own financial and investor relations functions. However, iVoice Technology may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

iVoice Technology has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs was expected to be provided, in large part, from the sale of Class A Common Stock to YA Global Investments (f/k/a/Cornell Capital Partners) pursuant to the terms of the Standby Equity Distribution Agreement. The Standby Equity Distribution Agreement expired on February 5, 2008. If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business. See "Liquidity and Capital Resources."

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

iVoice Technology also operates the IVR software business. It is unclear whether such efforts will result in a reasonably successful operating business due to iVoice's previous lack of sales and marketing efforts on IVR, iVoice Technology's lack of operating history, the current economic environment and, more specifically, the uncertainty of the telecommunications market. As of August 5, 2005, iVoice assigned, contributed and conveyed to iVoice Technology the iVoice corporate assets, liabilities and expenses related to the IVR software business, including the IVR software and all intellectual property of iVoice relating to the IVR software business and the assignment of iVoice's existing agreements and arrangements with dealers and resellers. This assignment, contribution and conveyance of assets, liabilities and expenses was based on an estimate of the proportion of such amounts allocable to iVoice Technology, utilizing such factors as total revenues, employee headcount and other relevant factors. iVoice Technology believes that these allocations have been made on a reasonable basis. iVoice Technology believes that all costs allocated to iVoice Technology are a reasonable representation of the costs that iVoice Technology would have incurred if iVoice Technology had performed these functions as a stand-alone company.

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

RESULTS OF OPERATIONS
---------------------

All of our revenues were derived from the sale or license of our interactive voice response software products, which enable a caller to obtain requested information in voice form from a local or non-local database, and maintenance contracts. Total revenues decreased $8,646 (39.8%) for the three months ended March 31, 2008 to $13,073 as compared to the same period in the prior year as a result of a decrease in installations. The low sales volume of the IVR business is attributable to the minimal resources made available for the sales and marketing of the interactive voice response software products. Management feels that the sales of the interactive voice response software products may increase if greater financial and operational resources were made available for the sales and marketing of the products

Gross margin decreased $8,646 (39.8%) to $13,073 for the three months ended March 31, 2008 as compared to the same period in the prior year, as a result of the decrease in revenues. Total operating expenses decreased $22,080 (19%) to $94,387 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, as a result of lower engineering, research and development and legal expenses.

Total other income was $135,870 for the three months ended March 31, 2008 as compared to an expense of $530,287 for the three months ended March 31, 2007, an increased of $666,067. The increase in other income is attributed to the gain on valuation of derivative offset partially by amortization of the discount on debt.

Net income for the quarter ended March 31, 2008 was $54,496 as compared to a loss of $625,005 for the quarter ended March 31, 2007. The change in net loss of was the result of the factors discussed above.

The accretion related to the Series A 10% Convertible Preferred Stock issued on March 12, 2008 is primarily related to the low conversion price.

As of March 31, 2008, iVoice Technology had one part-time employee.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

To date, iVoice Technology has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On August 12 and November 19, 2004, iVoice Technology issued an aggregate of $560,000 in secured convertible debentures, with interest payable at 5% per annum, to YA Global Investments (f/k/a/ Cornell Capital Partners). On February 28, 2005, iVoice Technology's obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount, with an additional loan of $140,000 bringing the promissory note to an aggregate principal of $700,000. The loans evidenced by the promissory note have not yet been repaid, and are potentially in default. This promissory note accrues interest at rate of 12% per annum. This promissory note is not convertible into any equity security of iVoice Technology. In connection with the issuances of the secured convertible debentures, iVoice Technology paid a fee to YA Global Investments (f/k/a/ Cornell Capital Partners) equal to 10% of the aggregate principal amount of the debentures. When the secured convertible debentures were terminated, iVoice Technology received a credit for fees that would otherwise have been payable upon the issuance of the $560,000 in replacement notes. iVoice Technology paid YA Global Investments (f/k/a/ Cornell Capital Partners)a fee of $14,000 in connection with its $140,000 additional borrowing. The Company's obligations under the secured promissory note issued to YA Global Investments (f/k/a/ Cornell Capital Partners) are secured by a first priority security interest in substantially all of our assets. iVoice had also guaranteed the payment of all amounts payable by iVoice Technology pursuant to the secured promissory note. This guaranty terminated on August 5, 2005.

On March 30, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) for the sum of $700,000 in exchange for the previously issued note payable for the same amount (see Notes 8 and 9 to the Condensed Financial Statements). On March 14, 2008, the Company and YA Global Investments agreed that the Company would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the Debenture. The amount redeemed was $691,021, consisting of the remaining balance of the Debenture of $572,815, accrued interest of $32,284, and a redemption premium of $85,922. The Debenture was amended to change amount to $186,557 with a due date of March 14, 2009. The Debenture shall accrue interest at the rate of 15% per annum, and shall be convertible at a conversion price equal to 70% of the lowest closing bid price of the Company's common stock during the 30 trading days immediately proceeding the conversion date. No conversions can be made prior to November 1, 2008. As of March 31, 2008, the outstanding balance on the Convertible Debenture was $186,557.

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

On September 22, 2005, iVoice Technology entered into a Standby Equity Distribution Agreement with YA Global Investments (f/k/a/ Cornell Capital Partners), pursuant to which iVoice Technology may, from time to time, issue and sell to YA Global Investments (f/k/a/ Cornell Capital Partners) our Class A Common Stock for a total purchase price of up to $10 million. As of March 31, 2008, the Company has sold in the aggregate 190,365,518 shares of Class A Common Stock to YA Global for net proceeds of $324,520, which are net of fees and discounts of $59,377, which was used to fund the operations of the Company. The Standby Equity Distribution Agreement expired on February 5, 2008.

If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

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

On March 12, 2008, the Company sold 144.444 shares of Series A 10% Convertible Preferred Stock to iVoice, Inc. for net proceeds of $1,300,000. These funds will be used to repay the Convertible Debenture and to fund operations and the new venture in B Green Technologies discussed above.

For the three months ended March 31, 2008, the Company had a net increase in cash of $786,368. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. The Company used $139,416 in cash for operating activities as compared to $45,021 in the prior year. The increase in cash used for operating activities is primarily attributed to the payment of accrued interest and the redemption fee associated with the paydown of the convertible debenture.

     NET CASH PROVIDED BY FINANCING ACTIVITIES. The Company generated $786,368 from financing activities for the three months ended March 31, 2008 primarily as a result of net proceeds from the sales of Series A Convertible Preferred Stock, partially offset by the payment of the convertible debenture in the amount of $572,815.

There was no significant impact on the Company's operations as a result of inflation for the three months ended March 31, 2008.

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

REVENUE RECOGNITION

With respect to the sale of software license fees, the Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disc (CD) or other means to the customer has occurred, (3) the perpetual license fee is fixed or determinable and (4) collectability, which is assessed on a customer-by-customer basis, is probable.

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

OFF BALANCE SHEET ARRANGEMENTS
------------------------------

During the three months ended March 31, 2008, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 4T.   CONTROLS AND PROCEDURES
--------   -----------------------

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

Our Board of Directors was advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their audit for the year ended December 31, 2007, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of December 31, 2007 and March 31, 2008:

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

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a-15 or ss.240.15d-15 of the Exchange Act that occurred during the

Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our certifying officer is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Our Chief Executive Officer and Chief Financial Officer have:

     a) designed a framework to evaluate the effectiveness of our internal control over our financial reporting as required by paragraph (c) of Rule 13a-15 or Rule 15d-15 through the use of ongoing review and checks and balances for all transactions and decisions; we have designed disclosure controls and procedures to ensure that material information relating to our affairs, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of our disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

There have been no changes in our internal controls or in other factors that could affect these controls including any corrective actions with regard to deficiencies and material weaknesses. As there has been no change in our internal controls since disclosure in our Form 10-KSB for the year ending December 31, 2007, filed with the Securities and Exchange Commission, we reiterate the following significant deficiencies, which also existed as of December 31, 2007.

We have identified conditions as of March 31, 2008 that we believe are significant deficiencies in internal controls that include a lack of segregation of duties in accounting and financial reporting activities. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Other than the material weakness indicated above, no accounting errors or misstatements have been identified by our disclosure controls and procedures or by our independent registered public accounting firm that would have a material effect on our Financial Statements.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------    -----------------------------------------------------------

On March 12, 2008, the Company sold 144.444 shares of Series A Secured 10% Convertible Preferred Stock to iVoice, Inc. for net proceeds of $1,300,000. These funds will be used to repay the Convertible Debenture and to fund operations and the new venture in B Green Technologies discussed above. The issuance of the foregoing securities by the Company was a private placement made in reliance on Section 4(2) of the Securities Act of 1933, as amended.


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


ITEM 6.    EXHIBITS
-------    --------

           3.1 Amendment to the Certificate of Incorporation dated January 11, 2008 filed with the Commission as Exhibit 3.1 to Form 8-K dated January 11, 2008.
           3.2 Amendment to the Certificate of Incorporation dated March 10, 2008 filed with the Commission as Exhibit 3.1 to Form 8-K dated March 5, 2008.
           10.1 Administrative Services Agreement Amendment No. 1 by and between iVoice Technology, Inc. and iVoice, Inc. dated March 5, 2008 filed with the Commission as Exhibit 10.1 to Form 8-K dated March 5, 2008.
           10.2 Convertible Promissory Note dated March 5, 2008 payable to iVoice, Inc filed with the Commission as Exhibit 10.2 to Form 8-K dated March 5, 2008.
           10.3 Security Agreement by and between iVoice Technology, Inc. and iVoice, Inc. dated March 5, 2008 filed with the Commission as
                 Exhibit 10.3 to Form 8-K dated March 5, 2008.
           10.4 Amendment to Secured Convertible Debenture held by YA Global Investments, L.P. dated March 6, 2008 filed with the Commission as Exhibit 10.4 to Form 8-K dated March 5, 2008.
           31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.
           32.1 Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         iVOICE TECHNOLOGY, INC.



Date: May 15, 2008                       By:  /s/ Jerome Mahoney
                                              ----------------------------
                                              Jerome Mahoney
                                              President, Chief Executive Officer
                                              and Chief Financial Officer

                                INDEX OF EXHIBITS
                                -----------------


3.1 Amendment to the Certificate of Incorporation dated January 11, 2008 filed with the Commission as Exhibit 3.1 to Form 8-K dated January 11, 2008.
3.2 Amendment to the Certificate of Incorporation dated March 10, 2008 filed with the Commission as Exhibit 3.1 to Form 8-K dated March 5, 2008.
10.1 Administrative Services Agreement Amendment No. 1 by and between iVoice Technology, Inc. and iVoice, Inc. dated March 5, 2008 filed with the Commission as Exhibit 10.1 to Form 8-K dated March 5, 2008.
10.2 Convertible Promissory Note dated March 5, 2008 payable to iVoice, Inc filed with the Commission as Exhibit 10.2 to Form 8-K dated March 5, 2008.
10.3 Security Agreement by and between iVoice Technology, Inc. and iVoice, Inc. dated March 5, 2008 filed with the Commission as Exhibit 10.3 to Form 8-K dated March 5, 2008.
10.4 Amendment to Secured Convertible Debenture held by YA Global Investments, L.P. dated March 6, 2008 filed with the Commission as Exhibit 10.4 to Form 8-K dated March 5, 2008.
31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14 under the Securities Exchange Act.
32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.