Form 10-Q/A
period 2008-03-31
iVoice Technology, Inc.
filed 2008-06-13
CIK 1307969

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date: 486,835,870 shares of Class A Common stock, no par value as of June 12, 2008.

Explanatory Note
----------------
This Form 10-Q/A Amendment No. 1 has been filed to correct a previously filed version that was inadvertently filed with the Commission prior to completion of the normal review process for filings of the Registrant's quarterly reports with the Commission. This submission accurately reflects the activity of the Registrant for the period ended March 31, 2008.

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

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                                                  MARCH 31,     DECEMBER 31,
ASSETS                                                                              2008            2007
                                                                                ------------    ------------
                                                                                                  (audited)
Current assets:
  Cash and cash equivalents                                                     $    829,529    $    182,577
  Accounts receivable, net of allowance for doubtful accounts of
    $8,250 at  March 31, 2008 and December 31, 2007                                    3,833           9,905
  Note receivable - current portion                                                   10,210              --
  Prepaid expenses and other current assets                                            4,429           4,407
                                                                                ------------    ------------
Total current assets                                                                 848,001         196,889

Other assets                                                                           3,080              --
Note receivable - long-term                                                           19,790              --
                                                                                ------------    ------------
Total other assets                                                                    22,870              --

Property, plant and equipment, net                                                       680             797
                                                                                ------------    ------------
Total assets                                                                    $    871,551    $    197,686
                                                                                ============    ============

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                         $    491,436    $    694,783
  Due to related parties                                                             228,726         220,619
  Deferred maintenance contracts                                                      16,535          14,097
  Notes payable to related parties                                                   141,708         161,388
  Convertible promissory note, net of amortized debt discount of $36,682                 530              --
  Convertible debenture, net of unamortized debt discount of $177,868
  and $499,940 at March 31, 2008 and December 31, 2007, respectively                   8,689         169,375
  Derivative liabilities                                                             443,550       1,079,256
                                                                                ------------    ------------
Total current liabilities                                                          1,331,174       2,339,518
                                                                                ------------    ------------

Stockholders' deficit:
  Preferred stock, $1.00 par value; authorized 900,000 shares;
     no shares issued and outstanding                                                     --              --
  Series A 10% Secured Convertible Preferred Stock, $10,000 stated value;
     authorized 1,000 shares; 144.444 shares issued and outstanding:               1,444,444              --
     Class A Common Stock - no par value; authorized 10,000,000,000 shares;
       435,235,870 shares issued and 434,041,381 outstanding and 1,194,483 in escrow at March 31, 2008; 170,042,361 shares issued and 168,847,878
       outstanding, and 1,194,483 in escrow at December 31, 2007;                    855,274         506,286
     Class B Common Stock - $.01 par value; authorized 50,000,000 shares;
       no shares issued and outstanding                                                   --              --
     Class C Common Stock - $.01 par value; authorized 20,000,000 shares;
       no shares issued and outstanding                                                   --              --
  Additional paid-in capital                                                       6,899,510       7,057,606
  Additional paid-in capital-beneficial conversion                                 1,444,444              --
  Accumulated deficit                                                            (11,103,295)     (9,705,724)
                                                                                ------------    ------------
Total stockholders' deficit                                                         (459,623)     (2,141,832)
                                                                                ------------    ------------
Total liabilities and stockholders' deficit                                     $    871,551    $    197,686
                                                                                ============    ============

See accompanying notes to condensed financial statements

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                ----------------------------
                                                                               MARCH 31, 2008  MARCH 31, 2007
                                                                                ------------    ------------
Net sales                                                                       $     13,073    $     21,719

Cost of sales                                                                             --              --
                                                                                ------------    ------------

Gross profit                                                                          13,073          21,719
                                                                                ------------    ------------
Operating expenses:
  General and administrative expenses                                                 94,357         109,482
  Engineering, research and development                                                   --           6,955
                                                                                ------------    ------------
Total operating expenses                                                              94,357         116,437
                                                                                ------------    ------------

Loss from operations                                                                 (81,284)        (94,718)
                                                                                ------------    ------------

Other income (expense):
  Interest income                                                                      2,020             961
  Interest expense                                                                  (130,634)        (38,485)
  Amortization of debt discount                                                     (522,599)             --
  Redemption premium                                                                 (85,922)             --
  Gain (loss) on valuation of derivative                                             872,915        (492,403)
                                                                                ------------    ------------

Total other income (expense)                                                         135,780        (530,287)
                                                                                ------------    ------------

Income (loss) from operations before income taxes                                     54,496        (625,005)

Provision for income taxes                                                                --              --
                                                                                ------------    ------------
Net income (loss)                                                                     54,496        (625,005)

Preferred stock accretion                                                         (1,444,444)             --

Preferred stock dividends                                                             (7,632)             --
                                                                                ------------    ------------

Net loss applicable to common Shareholders                                      $ (1,397,580)   $   (625,005)
                                                                                ============    ============

Basic and diluted loss per common share                                         $      (0.00)   $      (0.01)
                                                                                ============    ============

Weighted average shares outstanding -
     Basic and diluted                                                           317,050,738      25,564,834
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

f) During the three months ended March 31, 2008, the Company converted accrued expenses related to accrued interest due to YA Global to a convertible debenture in the amount of $186,557. In March 2008, the Company and YA Global agreed that the Company would redeem all amounts outstanding under the Debenture, except for the $186,557 of interest. The amount redeemed was $691,021, consisting of the remaining balance of the Debenture equal to $572,815, accrued interest of $32,284 and a redemption premium equal to $85,922.

g) The Company accrued $7,632 of preferred stock dividends.

h) During the three months ended March 31, 2008 $1,444,444 of preferred stock accretion was recognized in the condensed statements of operations and in the balance sheet to Additional Paid-in Capital - Beneficial Conversion.

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

At March 31, 2008 and December 31, 2007 deferred tax assets consist of the following:

                                          March 31, 2008     December 31, 2007
                                          --------------     -----------------

           Deferred tax assets              $ 580,000            $ 554,000
           Less: Valuation Allowance         (580,000)            (554,000)
                                            ---------            ---------
           Net deferred tax assets                -0-                  -0-
                                            =========            =========

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

Of the 1,000,000 shares of Preferred Stock, 1,000 shares are designated Series A 10% Convertible Preferred Stock, par value $1.00 per share, with a stated value of $10,000. The stated value is used for calculation of dividends and liquidation preferences. On March 12, 2008, the Company sold 144.444 shares of Series A 10% Convertible Preferred Stock to iVoice, Inc. for $1,444,444.

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

Assets                             Level I     Level II   Level III     Total
                                  ---------   ---------   ---------   ---------
Note Receivable                   $      --   $  30,000   $      --   $  30,000
                                  ---------   ---------   ---------   ---------
Total Assets                      $      --   $  30,000   $      --   $  30,000
                                  =========   =========   =========   =========
Convertible promissory notes      $      --   $     530   $      --   $     530

Note payable to related parties          --     141,708          --     141,708

Convertible debentures                   --       8,689          --       8,689

Derivative liabilities                   --     443,550          --     443,550
                                  ---------   ---------   ---------   ---------
Total Liabilities                 $      --   $ 594,477   $      --   $ 594,477
                                  =========   =========   =========   =========


Note 16    Subsequent Events
-------    -----------------

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

The accretion related to the Series A 10% Convertible Preferred Stock issued on March 12, 2008 is primarily related to the effect of the low conversion price of its preferred stock to its common stock relative to the fair value of the common stock at the initiation of the transaction.

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

DERIVATIVE LIABILITIES
----------------------

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



                                         iVOICE TECHNOLOGY, INC.



Date: June 13, 2008                      By:  /s/ Jerome Mahoney
                                              ----------------------------
                                              Jerome Mahoney
                                              President, Chief Executive Officer
                                              and Chief Financial Officer

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