Form 10-Q
period 2008-06-30
iVoice Technology, Inc.
filed 2008-08-12
CIK 1307969

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

             [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] (Do not check if a smaller reporting company)

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 486,835,870 shares of Class A Common stock, no par value as of August 11, 2008.
================================================================================

                             IVOICE TECHNOLOGY, INC
                                TABLE OF CONTENTS

                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets -
          June 30, 2008 (Unaudited) and December 31, 2007 (Audited)           1

          Condensed Consolidated Statements of Operation -
          Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)       2

          Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2008 and 2007 (Unaudited)                3-5

          Notes to Condensed Consolidated Financial Statements (Unaudited)  6-22

Item 2.   Management's Discussion and Analysis or Plan of Operation        23-29

Item 4T.  Controls and Procedures                                          30-31

                           PART II - OTHER INFORMATION

Item 5.   Other Information                                                  31

Item 6.   Exhibits                                                           31

                             IVOICE TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,        DECEMBER 31,
                                                                                         2008              2007
                                                                                     ------------      ------------
ASSETS                                                                                (UNAUDITED)        (AUDITED)
Current assets:
   Cash and cash equivalents                                                         $    719,196      $    182,577
   Accounts receivable, net of allowance for doubtful accounts of $8,250
     at  June 30, 2008 and December 31, 2007                                                3,833             9,905
   Note receivable - current portion                                                       15,463              --
    Prepaid expenses and other current assets                                              24,412             4,407
                                                                                     ------------      ------------
Total current assets                                                                      762,904           196,889
                                                                                     ------------      ------------

Other assets                                                                               39,515              --
Note receivable - long-term                                                                14,537              --
                                                                                     ------------      ------------
Total other assets                                                                         54,052              --
                                                                                     ------------      ------------

Property, plant and equipment, net                                                            562               797
                                                                                     ------------      ------------
Total assets                                                                         $    817,518      $    197,686
                                                                                     ============      ============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses                                             $    512,809      $    694,783
   Accrued dividends                                                                       43,735              --
   Due to related parties                                                                 238,333           220,619
   Deferred maintenance contracts                                                           6,780            14,097
   Notes payable to related parties                                                       141,708           161,388
   Convertible promissory note, net of unamortized debt discount of $50,630                 3,465              --
   Convertible debenture, net of unamortized debt discount of $131,357
      and $499,940 at June 30, 2008 and December 31, 2007, respectively                    55,200           169,375
   Derivative liabilities                                                                 268,524         1,079,256
                                                                                     ------------      ------------
Total current liabilities                                                               1,270,554         2,339,518
                                                                                     ------------      ------------

Stockholders' deficit:
   Preferred stock, par value $1.00; authorized 1,000,000 shares; 10,000 shares
         designated as follows; 990,000 shares available for further designation             --                --
   Series A 10% Secured Convertible Preferred Stock; $1,000 stated value;
         authorized 10,000 shares; 1,444.44 shares issued and outstanding                   1,444              --
   Common stock:
         Class A Common Stock- no par value; authorized 10,000,000,000 shares;
              486,835,870 shares issued and 485,641,387 outstanding and
              1,194,483 in escrow at June 30, 2008; 170,042,361 shares issued and 168,847,878 outstanding, and 1,194,483 in escrow
              at December 31, 2007;                                                       915,166           506,286
          Class B Common Stock - $.01 par value; authorized 50,000,000
              shares; no shares issued and outstanding                                       --                --
          Class C Common Stock - $.01 par value; authorized 20,000,000
              shares; no shares issued and outstanding                                       --                --
   Additional paid-in capital                                                           6,899,510         7,057,606
   Additional paid-in capital - preferred                                               1,443,000              --
   Additional paid-in capital - beneficial conversion                                   1,444,444              --
   Accumulated deficit                                                                (11,156,600)       (9,705,724)
                                                                                     ------------      ------------
Total stockholders' deficit                                                              (453,036)       (2,141,832)
                                                                                     ------------      ------------
Total liabilities and stockholders' deficit                                          $    817,518      $    197,686
                                                                                     ============      ============

See accompanying notes to condensed consolidated financial statements

                             IVOICE TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                     Six Months Ended
                                                 June 30, 2008      June 30, 2007      June 30, 2008      June 30, 2007
                                                 -------------      -------------      -------------      -------------
Net sales                                        $      12,305      $      12,701      $      25,378      $      34,420

Cost of sales                                             --                 --                 --                 --
                                                 -------------      -------------      -------------      -------------

Gross margin                                            12,305             12,701             25,378             34,420
                                                 -------------      -------------      -------------      -------------

Operating expenses:
  General and administrative expenses                  171,949             84,356            266,306            193,838
  Engineering, research, & development                    --                2,500               --                9,455
                                                 -------------      -------------      -------------      -------------

Total operating expenses                               171,949             86,856            266,306            203,293
                                                 -------------      -------------      -------------      -------------

     Loss from operations                             (159,644)           (74,155)          (240,928)          (168,873)
                                                 -------------      -------------      -------------      -------------

Other income (expense):
  Interest income                                        5,164                786              7,184              1,747
  Interest expense                                     (13,176)             7,682           (143,810)           (31,163)
  Amortization of debt discount                        (49,447)           (58,759)          (572,046)           (58,759)
  Redemption premium                                      --                 --              (85,922)              --
  Gain (loss) on valuation of derivative               199,910            (44,836)         1,072,825           (537,239)
                                                 -------------      -------------      -------------      -------------

Total other income (expense)                           142,451            (95,127)           278,231           (625,414)
                                                 -------------      -------------      -------------      -------------

Income (loss) from operations before
provision for income taxes                             (17,193)          (169,282)            37,303           (794,287)

Provision for income taxes                                --                 --                 --                 --
                                                 -------------      -------------      -------------      -------------


Net income (loss)                                      (17,193)          (169,282)            37,303           (794,287)
Preferred stock accretion                                 --                 --           (1,444,444)              --
Preferred stock dividends                              (36,103)              --              (43,735)              --
                                                 -------------      -------------      -------------      -------------

Net loss attributable to common shareholders     $     (53,296)     $    (169,282)     $  (1,450,876)     $    (794,287)
                                                 =============      =============      =============      =============

Basic and diluted loss per common share          $       (0.00)     $       (0.01)     $       (0.00)     $       (0.03)
                                                 =============      =============      =============      =============

Weighted average shares outstanding
     Basic and diluted                             471,993,035         31,990,689        394,521,887         28,795,603

See accompanying notes to condensed consolidated financial statements

                             IVOICE TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                    JUNE 30, 2008    JUNE 30, 2007
                                                                    -------------    -------------
Cash flows from operating activities:
Net income (loss)                                                    $    37,303      $  (794,287)
Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
       Depreciation                                                          235              234
       (Gain) loss on valuation of derivative                         (1,072,825)         537,239
       Amortization of discount on debt                                  572,046           58,759
       Beneficial conversion incurred in debt reduction                   62,470             --
       Beneficial conversion incurred in conversion of debenture          21,783             --
       Beneficial conversion incurred in conversion of
          promissory note                                                 32,280             --
       Common stock issued for investor relations                         24,192             --
       Common stock issued for consulting fees                            35,700             --
Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                             6,072          (19,033)
   (Increase) decrease in prepaid expenses                               (20,005)           4,118
    Increase in accounts payable and accrued liabilities                  80,120          103,800
    Increase in amounts due to related parties                            17,714           20,263
  (Decrease) increase in deferred maintenance contracts                   (7,319)          13,846
                                                                     -----------      -----------
Net cash (used in) operating activities                                 (210,234)         (75,061)
                                                                     -----------      -----------


Cash flows from investing activities:
    Increase in note receivable                                          (30,000)            --
    Increase in other assets                                             (39,515)            --
                                                                     -----------      -----------
Net cash (used in) investing activities                                  (69,515)            --
                                                                     -----------      -----------


Cash flows from financing activities:
    Issuance of common stock through equity financing                    102,835           25,783
    Cost of issuance of common stock through equity financing            (13,652)          (5,080)
    Net proceeds from sale of Series A Preferred Stock                 1,300,000             --
    Payment of convertible debenture                                    (572,815)            --
                                                                     -----------      -----------
Net cash provided by financing activities                                816,368           20,703
                                                                     -----------      -----------

Net increase (decrease) in cash and cash equivalents                     536,619          (54,358)

Cash and cash equivalents at beginning of period                         182,577          179,081
                                                                     -----------      -----------

Cash and cash equivalents at end of period                           $   719,196      $   124,723
                                                                     ===========      ===========

During the period, cash was paid for the following:
   Taxes paid                                                        $      --        $      --
                                                                     ===========      ===========
   Interest paid                                                     $    32,284      $      --
                                                                     ===========      ===========

Supplemental Cash Flow Information:
Non-cash Transactions
Accounts payable converted into convertible promissory note          $    67,535      $      --
                                                                     ===========      ===========


Accrued expenses converted into convertible debenture                $   186,557      $      --
                                                                     ===========      ===========
Note payable converted into convertible debenture                    $      --        $   700,000
                                                                     ===========      ===========
Convertible debenture converted into common stock                    $      --        $     2,000
                                                                     ===========      ===========

See accompanying notes to condensed consolidated financial statements

                             IVOICE TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

FOR THE SIX MONTHS ENDED JUNE 30, 2008:

a) The Company issued 46,500,000 shares of Class A common stock with a fair value of $82,150 to an individual to reduce a promissory note in the amount of $19,680. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $62,470.

b) The Company issued 87,653,565 shares of Class A common stock with a fair value of $118,283 to reduce a convertible debenture in the amount of $96,500. The difference in the market value and the reduction in the convertible debenture was charged to beneficial interest in the amount of $21,783.

c) The Company issued 89,039,944 shares of Class A common stock pursuant to the Equity Line of Credit with YA Global Investments (f/k/a/ Cornell Capital Partners) valued at $102,835. Issuance costs of $13,652 were incurred and charged to additional paid-in capital for net proceeds of $89,183.

d) The Company issued 42,000,000 shares of Class A common stock with a fair value of $45,720 to reduce a convertible promissory note in the amount of $13,440. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $32,280.

e) The Company converted accounts payable to a convertible promissory note in the amount of $75,536.

f) The Company converted accrued expenses related to accrued interest due to YA Global to a convertible debenture in the amount of $186,557. In March 2008, the Company and YA Global agreed that the Company would redeem all amounts outstanding under the Debenture, except for $186,557 of interest. The amount redeemed was $691,021, consisting of the remaining balance of the Debenture equal to $572,815, accrued interest of $32,284, and a redemption premium equal to $85,922.

g) The Company accrued $43,735 of preferred stock dividends.

h) The Company recognized $1,444,444 of preferred stock accretion in the condensed statements of operations and as a credit in the balance sheet to Additional Paid-in Capital - Beneficial Conversion.

i) The Company issued 21,600,000 shares of Class A common stock with a fair value of $24,192 to an individual for repayment of investor relations expenses.

j) The Company issued 30,000,000 shares of Class A common stock with a fair value of $35,700 to two individuals for repayment of consulting fees.

      See accompanying notes to condensed consolidated financial statements

                             IVOICE TECHNOLOGY, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES (CONTINUED):

FOR THE SIX MONTHS ENDED JUNE 30, 2007:

a) The Company converted $700,000 of note payable into a convertible debenture.

b) The Company issued 10,993,508 shares of Class A common stock pursuant to the Equity Line of Credit with YA Global Investments (f/k/a/ Cornell Capital Partners) valued at $25,783. Issuance costs of $5,080 were incurred and charged to additional paid-in capital for net proceeds of $20,703.

C) The Company issued 2,856,942 shares of Class A common stock with a fair value of $2,514 to reduce a convertible debenture in the amount of $2,000. The difference in the market value and the reduction in the convertible debenture was charged to additional paid-in capital in the amount of $514.




















      See accompanying notes to condensed consolidated financial statements

                             IVOICE TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 1. Background
------------------

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

In May 2008, the Company formed B Green Innovations, Inc. ("B Green"), a wholly-owned subsidiary, and has agreed to invest up to $500,000 in B Green, to commercialize its "green" technology platforms. The Company has made its initial investment by purchasing 55 shares of Series B Secured 10% Convertible Preferred Stock for net proceeds of $49,500 to B Green.

Note 2. Business Operations
---------------------------

The Company will continue to service the Interactive Voice Response ("IVR"), software which was developed by iVoice. The Company's Interactive Voice Response line is designed to read information from and write information to, databases, as well as to query databases and return information.

IVR is an application generator that allows full connectivity to many databases, including Microsoft Access, Microsoft Excel, Microsoft Fox Pro, and Paradox, or to standard text files. The IVR software is sold as an application generator that gives the end user the ability to develop its own customized IVR applications or as a customized turnkey system. IVR performs over 40 different customizable commands. Examples of IVR range from simply selecting announcements from a list of options stored in the computer (also known as audio text) to more complex interactive exchanges such as querying a database for information.
B Green Innovations, Inc. (B Green) a Matawan, New Jersey-based corporation and wholly owned subsidiary of iVoice Technology (OTC Bulletin Board: IVOT) is dedicated to becoming a "green" technology company, focused on acquiring and identifying promising technologies that address environmental issues.
The Company has agreed to invest up to $500,000 in B Green to develop and commercialize its "green" technology platforms. The Company believes that this investment will allow B Green to further develop additional technologies.

The first technology will be used to create new products from recycled tire rubber. EcoPod and Green Sleeve address important environmental concerns and problems facing the planet today. EcoPod and Green Sleeve are 100% recycled rubber-based products that can be utilized as support pads under any units that vibrate and make noise, including washing machines, dryers, compressors, commercial condensers, and many other units that advantageously benefit from sound and vibration control. In addition, we announced that we had filed a new patent application for a process it described as "Recycled Tire Pod with Appliance Recess Guide."

                             IVOICE TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2008 AND 2007

Note 3. Going Concern
---------------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company relies on iVoice, Inc. for administrative, management, research and other services.

As of June 30, 2008, the Company had negative cash flow from operations, negative working capital and a substantial accumulated deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

Management plans on developing and selling products from its subsidiary, B Green Innovations, Inc., and pursuing opportunities for its IVR technology to achieve profitability and to generate a positive cash flow. However, these plans are dependent upon obtaining additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4. Summary of Significant Accounting Policies
--------------------------------------------------

a) Basis of Presentation

The accompanying condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year. These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the

                             IVOICE TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2008 AND 2007

Note 4. Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------

b) Use of Estimates (continued)

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

For B Green Innovations, Inc. revenues are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists.

                             IVOICE TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2008 AND 2007

Note 4. Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------

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

f) Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the three and six months periods ended June 30, 2008 and 2007, the Company did not incur any advertising expenses.

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2008 and December 31, 2007.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at June 30, 2008 and December 31, 2007 were $594,107 and $82,577, respectively.

h) Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

                             IVOICE TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2008 AND 2007

Note 4. Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------

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

j) Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as "Gain (loss) on Valuation of Derivative" in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as "Other expense" or "Other income", respectively.

k) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended June 30, 2007.


l) Fair Value of Instruments

The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, deposits, prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

                             IVOICE TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIODATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2008 AND 2007

Note 5. Earnings (Loss) Per Share
---------------------------------

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

Diluted loss per share does not include common stock equivalents, as these shares would have no effect. The computation of diluted loss per share also does not assume conversion, exercise or contingent exercise of securities due to the beneficial conversion of related party accounts as this would be anti-dilutive.

                                                                             THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                             ------------------       ------------------
                                                                                JUNE 30, 2008            JUNE 30, 2007
                                                                                -------------            -------------
BASIC NET LOSS PER SHARE COMPUTATION:
  Net loss attributable to common stockholders                                  $     (53,296)           $    (169,282)
  Weighted-average common shares outstanding                                      471,993,035               31,990,689
  Basic net loss per share attributable to common stockholders                  $        0.00            $       (0.01)
DILUTED NET LOSS PER SHARE COMPUTATION
  Net loss attributable to common stockholders                                  $     (53,296)                (169,282)
  Weighted-average common shares outstanding                                      471,993,035            $  31,990,689
  Incremental shares attributable to the assumed conversion of
      convertible debenture and convertible promissory note                               --                       --
  Total adjusted weighted-average shares                                          471,993,035               31,990,689
  Diluted net loss per share attributable to common stockholders                $        0.00            $       (0.01)

                                                                               SIX MONTHS ENDED         SIX MONTHS ENDED
                                                                               ----------------         ----------------
                                                                                JUNE 30, 2008            JUNE 30, 2007
                                                                                -------------            -------------
BASIC NET LOSS PER SHARE COMPUTATION:
  Net loss attributable to common stockholders                                  $  (1,450,876)           $    (794,287)
  Weighted-average common shares outstanding                                      394,521,887               28,795,603
  Basic net loss per share attributable to common stockholders                  $        0.00            $       (0.03)
DILUTED NET LOSS PER SHARE COMPUTATION
  Net loss attributable to common stockholders                                     (1,450,876)           $    (794,287)
  Weighted-average common shares outstanding                                      394,521,887               28,795,603
  Incremental shares attributable to the assumed conversion of
      convertible debenture and convertible promissory note                               --                       --
  Total adjusted weighted-average shares                                          394,521,887               28,795,603
  Diluted net loss per share attributable to common stockholders                $        0.00            $       (0.03)

                             IVOICE TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIODATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2008 AND 2007

Note 6. Related Party Transactions
----------------------------------

In conjunction with the spin-off, iVoice Technology has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until iVoice Technology has found replacement services for those services being provided by iVoice or can provide these services for itself.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and President and Chief Executive Officer of iVoice Technology. This amount is related to funds loaned to iVoice and is unrelated to the operations of iVoice Technology. The note will bear interest at the rate of prime plus 2.0% per annum (7.0% at June 30, 2008) on the unpaid balance until paid. Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of June 30, 2008, the outstanding balance was $141,708, plus accrued interest of $74,147. On May 8, 2007, the Company executed a Security Agreement providing Jerome Mahoney, President and Chief Executive Officer of the Company, with a security interest in all of the assets of the Company to secure the promissory note dated August 5, 2005 and all future advances including, but not limited to, additional cash advances: deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to the Company.

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On September 26, 2006, the employment agreement was amended to include the position of President and Chief Executive Officer effective August 31, 2006. The Company compensated Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. A portion of Mr. Mahoney's compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. As of June 30, 2008, the Company has recorded $180,473 of deferred compensation due to Mr. Mahoney.

The Board has the option to pay Mr. Mahoney's compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount from the lowest price for which the Company had ever issued its Class A Common Stock.

                             IVOICE TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2008 AND 2007

Note 6. Related Party Transactions (continued)
----------------------------------------------

On August 29, 2005, the Company entered into an employment agreement with Mark Meller. Mr. Meller served as the Company's President, Chief Executive Officer and Chief Financial Officer until August 29, 2006. As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation. The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock. As of June 30, 2008, total deferred compensation due to Mr. Meller was $53,860.

Note 7. Convertible Promissory Note and Derivative Liability
------------------------------------------------------------

iVoice Technology has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until iVoice Technology has found replacement services for those services being provided by iVoice or can provide these services for itself. In March 2008, the administrative services agreement was amended to provide that accrued and unpaid administrative services shall be aggregated and converted into a Convertible Promissory Note. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. In the quarter ended June 30, 2008, unpaid administrative services in the amount of $16,884 were added to the convertible promissory note.

iVoice, Inc. may elect payment of the principal and/or interest, at the its sole discretion, owed pursuant to this Note by requiring the Company to issue to iVoice, or its assigns either: (i) one Class B common stock share of the Company par value $.01 per share, for each dollar owed, (ii) the number of Class A common stock shares of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to have paid by (y) eighty percent (80%) of the lowest issue price of Class A common stock since the first advance of funds under this Note, or (iii), payment of the principal of this Note, before any repayment of interest.

During the six months ended June 30, 2008, the Company issued 42,000,000 shares of Class A common stock with a fair value of $45,720 to reduce the convertible promissory note in the amount of $13,440. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $32,280.

As of June 30, 2008, the outstanding balance on the Convertible Promissory Note was $54,095.

Unless otherwise provided, this Note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

                             IVOICE TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2008 AND 2007

Note 7. Convertible Promissory Note and Derivative Liability (continued)
------------------------------------------------------------------------

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

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility:
250.92%. The accounting guidance instructs that the conversion options are a derivative liability. At March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $16,366, resulting primarily from calculation of the conversion price. For the three months ended June 30, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $3,545. For the six months ended June 30, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $17,113.

                             IVOICE TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2008 AND 2007

Note 7. Convertible Promissory Note and Derivative Liability (continued)
------------------------------------------------------------------------

B Green Innovations, Inc., a subsidiary of iVoice Technology, has entered into a temporary administrative services agreement with iVoice. The administrative services agreement continues on a month-to-month basis until B Green Innovations, Inc. has found replacement services for those services being provided by iVoice or can provide these services for itself. The administrative services agreement provides that accrued and unpaid administrative services shall be aggregated and converted into a Convertible Promissory Note. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. The terms of this agreement are to similar to the terms of the agreement between iVoice Technology, Inc. and iVoice, Inc. as described above in this footnote.

On June 30, 2008, the Company converted its outstanding B Green accounts payable to iVoice, Inc., for unpaid administrative services, in the amount of $8,000 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid.

As of June 30, 2008, the outstanding balance on the B Green Convertible Promissory Note was $8,000.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions, the same as used for iVoice Technology as B Green as there is no market for B Green's stock: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 5 years; and volatility: 226.33%. The accounting guidance instructs that the conversion options are a derivative liability. At June 30, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $8,000, and charged Other Expense - Loss on Valuation of Derivative for $16,366, resulting primarily from calculation of the conversion price. For the three months ended June 30, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $1,904.

Note 8. Note Payable
--------------------

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

                             IVOICE TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2008 AND 2007

Note 8. Note Payable (continued)
--------------------------------

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

Note 9. Convertible Debenture and Derivative Liability
------------------------------------------------------

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

On March 14, 2008, the Company and YA Global Investments agreed that the Company would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the Debenture. The amount redeemed was $691,021, consisting of the remaining balance of the Debenture of $572,815, accrued interest of $32,284, and a redemption premium of $85,922. The Debenture was amended to change the amount to $186,557 with a due date of March 14, 2009. The Debenture shall accrue interest at the rate of 15% per annum, and shall be

                             IVOICE TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2008 AND 2007

Note 9. Convertible Debenture and Derivative Liability (continued)
------------------------------------------------------------------

convertible at a conversion price equal to 70% of the lowest closing bid price of the Company's common stock during the 30 trading days immediately proceeding the conversion date. No conversions can be made prior to November 1, 2008.

As of June 30, 2008, the outstanding balance on the Convertible Debenture was $186,557.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility:
383.29%. The conversion feature of the debenture was recorded as a derivative liability. At March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $700,000, and charged Other Expense - Loss on Valuation of Derivative for $492,403, resulting primarily from calculation of the conversion price.

For the three months ended June 30, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $205,359 and amortized the debt discount for a charge of $46,511. For the six months ended June 30, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $1,073,982 and amortized the debt discount for a charge of $555,140.

Note 10. Subscription Agreement
-------------------------------

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

The Standby Equity Distribution Agreement expired on February 5, 2008.

                             IVOICE TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2008 AND 2007

Note 11. Income taxes
---------------------

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

At June 30, 2008 and December 31, 2007 deferred tax assets consist of the following:

                                          June 30, 2008       December 31, 2007
                                          -------------       -----------------
     Deferred tax assets                    $599,000               $554,000
     Less: Valuation Allowance              (599,000)              (554,000)
                                            --------               --------
     Net deferred tax assets                $      0               $      0
                                            ========               ========

At June 30, 2008 and December 31, 2007, the Company had federal net operating loss carry forwards in the approximate amounts of $1,498,000 and $1,119,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Note 12. Capital Stock
----------------------

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

Of the 1,000,000 shares of Preferred Stock, 10,000 shares are designated Series A 10% Convertible Preferred Stock, par value $1.00 per share, with a stated value of $1,000. The stated value is used for calculation of dividends and liquidation preferences. On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Convertible Preferred Stock to iVoice, Inc. for $1,444,444.

As of June 30, 2008, 1,444.44 shares of Series A 10% Convertible Preferred Stock are issued and outstanding.

The Series A 10% Convertible Preferred Stock has a feature that grants holders the right to convert this stock into common shares based upon 80% of the lowest price the Company has ever issued its Class A Common Stock. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.47%; expected dividend yield: 0%: expected life: 5 years; and volatility:
265.44%. Due to this conversion feature the entire investment is deemed a dividend. During the six months ended June 30, 2008, $1,444,444 of preferred stock accretion was recognized in the condensed consolidated statements of operations.

                             IVOICE TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2008 AND 2007


Note 12. Capital Stock (continued)
----------------------------------

b) Class A Common Stock

As of June 30, 2008, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 486,835,870 shares were issued, and 485,641,387 shares were outstanding, and 1,194,483 shares are in escrow that were issued pending conversion by YA Global Investments.

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

c) Class B Common Stock

As of June 30, 2008, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of June 30, 2008, no shares were issued or outstanding.

d) Class C Common Stock

As of June 30, 2008, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of June 30, 2008, no shares were issued or outstanding.

Note 13. Stock Options
----------------------

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company has not issued any stock options as of June 30, 2008.

                             IVOICE TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2008 AND 2007

Note 14. New Accounting Pronouncements
--------------------------------------

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosures of the methods used and the effect on earnings.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 will be effective beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company's financial statements.

                             IVOICE TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2008 AND 2007

Note 14. New Accounting Pronouncements (continued)
--------------------------------------------------

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 "Accounting for Nonrefundable Payments for Goods and Services to be Used in Future Research and Development Activities" (ETIF 07-04), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services performed. The statement is effective for fiscal years beginning after December 15, 2007. The adoption of EITF Issue No. 07-3 did not have a material impact on the Company's financial position or results of operations.

In June 2007, the FASB ratified Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (ETIF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of non-vested equity shares, non-vested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF-06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. The adoption of EITF Issue No. 06-11 did not have a material impact on the Company's financial statements.

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

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

                             IVOICE TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2008 AND 2007

Note 14. New Accounting Pronouncements (continued)
--------------------------------------------------

In May 2008, the Financial Accounting Standards Board (the "FASB") issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of FAS 162 is not expected to have a material impact on the Company's results from operations or financial position.

Note 15. Fair Value Measurements
--------------------------------

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

Assets                               Level I       Level II     Level III       Total
                                    ----------     --------     ----------     --------
Note Receivable                     $     --       $ 30,000     $     --       $ 30,000
                                    ----------     --------     ----------     --------
Total Assets                        $     --       $ 30,000     $     --       $ 30,000
                                    ==========     ========     ==========     ========

Convertible promissory notes        $     --       $  3,465     $     --       $  3,465
Note payable to related parties           --        141,708           --        141,708
Convertible debentures                    --         55,200           --         55,200
Derivative liabilities                    --        268,524           --        268,524
                                    ----------     --------     ----------     --------
Total Liabilities                   $     --       $468,897     $     --       $468,897
                                    ==========     ========     ==========     ========

Note 16. Subsequent Event
-------------------------

As of August 4th the Company will use the alternative name of "iGreen Innovations, Inc." The Company also plans to change its trading symbol. The Company is a "green" technology company, focused on acquiring and identifying promising technologies that address environmental issues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

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

The emerging nature of the interactive voice response industry, makes it difficult to assess the future growth of iVoice Technology. As such, iVoice Technology has formed B Green Innovations, Inc., a wholly-owned subsidiary, and has agreed to invest up to $500,000 to commercialize its "green" technology platforms. The new subsidiary will contain the Company's green technology and will pursue associated developmental activities. The first technology will use recycle tires. Recently, the Company announced that it had filed, a new Patent Application for a process it describes as Recycled Tire Pod with Appliance Recess Guide. B Green Innovations, Inc. also has a new patent application filed on paver blocks and patio blocks made from recycled tire crumb rubber. The Company has made its initial investment by purchasing 55 shares of Series B Secured 10% Convertible Preferred Stock for net proceeds of $49,500 to B Green Innovations. The Company believes that this investment will allow B Green to further develop additional technologies.

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

 iVoice Technology has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs was expected to be provided, in large part, from the sale of Class A Common Stock to YA Global Investments (f/k/a/Cornell Capital Partners) pursuant to the terms of the Standby Equity Distribution Agreement. The Standby Equity Distribution Agreement expired on February 5, 2008. If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Convertible Preferred Stock to iVoice, Inc. for net proceeds of $1,300,000. These funds were used to repay the Convertible Debenture and to continue to fund operations and the new venture in B Green Technologies discussed above.

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

RESULTS OF OPERATIONS
---------------------

All of our revenues were derived from the sale or license of our interactive voice response software products, which enable a caller to obtain requested information in voice form from a local or non-local database, and maintenance contracts. Total revenues decreased $396 (3.1%) for the three months ended June 30, 2008 to $12,305, and $9,042 (26.3%) for the six months ended June 30, 2008 as compared to the same periods in the prior year as a result of a decrease in installations. The low sales volume of the IVR business is attributable to the minimal resources made available for the sales and marketing of the interactive voice response software products. Management feels that the sales of the interactive voice response software products may increase if greater financial and operational resources were made available for the sales and marketing of the products

Gross margin decreased $396 (3.1%) to $12,305 for the three months ended March 31, 2008 as compared to the same period in the prior year, and $9,042 (26.3%) for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, as a result of the decrease in revenues. Total operating expenses increased $85,093 (98%) to $171,949, and $63,010 (31%) to $266,306 for the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007, as a result of an increase in investor relations expenses, and expenses associated with the operations of B Green Innovations, Inc.

Total other income was $142,451 for the three months ended June 30, 2008 as compared to an expense of $95,127 for the three months ended June 30, 2007. This increase of $237,578 in other income is mostly attributed to the gain on valuation of derivative of $199,910 for the three months ended June 30, 2008 as compared to a loss on valuation of derivative of $44,836 for the three months ended June 30, 2007. For the six months ended June 30, 2008, total other income was $278,231 as compared to an expense of $625,414 for the six months ended June 30, 2007. This increase of $903,465 in other income is mostly attributed to the gain on valuation of derivative of $1,072,825 for the six months ended June 30, 2008 as compared to a loss on valuation of derivative of $537,239 for the six months ended June 30, 2007. This increase was partially offset by the increase in the amortization of debt discount from $58,759 for the six months ended June 30, 2007 to $572,046 for the six months ended June 30, 2008.

Net loss for the quarter ended June 30, 2008 was $17,193 as compared to a loss of $169,282 for the quarter ended June 30, 2007. Net income for the six months ended June 30, 2008 was $37,303 as compared to a loss of $794,287 for the six months ended June 30, 2007. The change in net loss of was the result of the factors discussed above.

The accretion related to the Series A 10% Convertible Preferred Stock issued on March 12, 2008 is primarily related to the effect of the low conversion price of its preferred stock to its common stock relative to the fair value of the common stock at the initiation of the transaction.

As of June 30, 2008, iVoice Technology had one part-time employee in headquarters and three part-time consultants for its B Green Innovations, Inc. operations.

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

On March 30, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) for the sum of $700,000 in exchange for the previously issued note payable for the same amount (see Notes 8 and 9 to the Condensed Financial Statements). On March 14, 2008, the Company and YA Global Investments agreed that the Company would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the Debenture. The amount redeemed was $691,021, consisting of the remaining balance of the Debenture of $572,815, accrued interest of $32,284, and a redemption premium of $85,922. The Debenture was amended to change amount to $186,557 with a due date of March 14, 2009. The Debenture shall accrue interest at the rate of 15% per annum, and shall be convertible at a conversion price equal to 70% of the lowest closing bid price of the Company's common stock during the 30 trading days immediately proceeding the conversion date. No conversions can be made prior to November 1, 2008. As of June 30, 2008, the outstanding balance on the Convertible Debenture was $186,557.

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

On September 22, 2005, iVoice Technology entered into a Standby Equity Distribution Agreement with YA Global Investments (f/k/a/ Cornell Capital Partners), pursuant to which iVoice Technology may, from time to time, issue and sell to YA Global Investments (f/k/a/ Cornell Capital Partners) our Class A Common Stock for a total purchase price of up to $10 million. As of June 30, 2008, the Company has sold in the aggregate 190,365,518 shares of Class A Common Stock to YA Global for net proceeds of $324,520, which are net of fees and discounts of $59,377, which was used to fund the operations of the Company. The Standby Equity Distribution Agreement expired on February 5, 2008.

On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Convertible Preferred Stock to iVoice, Inc. for net proceeds of $1,300,000. These funds will be used to repay the Convertible Debenture and to fund operations and the new venture in B Green Technologies discussed above.

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

For the six months ended June 30, 2008, the Company had a net increase in cash of $536,619. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. The Company used $210,234 in cash for operating activities for the six months ended June 30, 2008 as compared to $75,061 in the prior year. The increase in cash used for operating activities is primarily attributed to the payment of accrued interest and the redemption fee associated with the paydown of the convertible debenture.

     NET CASH USED IN INVESTING ACTIVITIES. The Company used $69,515 in investing activities for the six months ended June 30, 2008 for deferred patent costs and to provide funding of $30,000 to a potential merger candidate. The Company had no investing activities in the prior year.

     NET CASH PROVIDED BY FINANCING ACTIVITIES. The Company generated $816,368 from financing activities for the six months ended June 30, 2008 primarily as a result of net proceeds from the sales of Series A Convertible Preferred Stock, partially offset by the payment of the convertible debenture in the amount of $572,815.

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

For B Green Innovations, Inc. revenues are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists.

DERIVATIVE LIABILITIES

The Company accounts for its embedded conversion features in its convertible debentures in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as "Loss on Valuation of Derivative" in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as "Other expense" or "Other income", respectively.

OFF BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2008, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 4T. CONTROLS AND PROCEDURES
--------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-Q. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the year ended December 31, 2007, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of December 31, 2007 and December 31, 2006: A material weakness in the Company's internal controls exists in that there is limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements.

This material weakness is a result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the quarter covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures have not been effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Other than the material weakness indicated above, no accounting errors or misstatements have been identified by our disclosure controls and procedures or by our independent registered public accounting firm that would have a material effect on our Financial Statements.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this Quarterly Report on Form 10-Q. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

PART II. OTHER INFORMATION
--------------------------

ITEM 5. OTHER INFORMATION.
--------------------------

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

ITEM 6. EXHIBITS
----------------

        31.1   Rule 13a-14(a)/15d-14(a) Certifications.

        32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         iVOICE TECHNOLOGY, INC.



Date: August 12, 2008                    By: /s/ Jerome Mahoney
                                             ------------------
                                             Jerome Mahoney
                                             President, Chief Executive Officer
                                             and Chief Financial Officer

                                INDEX OF EXHIBITS



     31.1   Rule 13a-14(a)/15d-14(a) Certifications.

     32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..