Form 10KSB/A
period 2007-12-31
iVoice Technology, Inc.
filed 2008-08-14
CIK 1307969

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No.1

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

As of August 11, 2008, the Registrant had issued and outstanding 486,835,870 Class A common stock shares. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the closing price on that date was $595,310.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

EXPLANATORY NOTE: THE COMPANY HAS RE-EVALUATED ITS DISCLOSURE IN PART II, ITEM 8A(T) AND HEREBY REPLACES THIS ITEM IN ITS ENTIRETY. ADDITIONALLY, THE COMPANY HEREBY RE-FILES EXHIBIT 31.1 TO COMPLY WITH RULE 13A-14(A)/15D-14(A).
================================================================================

ITEM 8A(T). CONTROLS AND PROCEDURES.
------------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

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

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-KSB, that our disclosure controls and procedures have not been effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports was accumulated and communicated to management, including our Chief Executive Officer and Chief

Financial Officer, to allow timely decisions regarding required disclosure. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

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

ITEM 13. EXHIBITS
-----------------

EXHIBITS
--------

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

10.35* Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005, between YA Global Investments, LP. and iVoice Technology, Inc. (filed as Exhibit 10.35 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.36* Amended and Restated Placement Agent Agreement, dated December 12, 2005, between iVoice Technology, Inc. and Monitor Capital Inc. (filed as Exhibit 10.36 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.37* Amended and Restated Registration Rights Agreement, dated December 12, 2005, between iVoice Technology, Inc. and YA Global Investments, LP. filed as Exhibit 10.36 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.38* Termination Agreement dated December 12, 2005 between iVoice Technology, Inc., and David Gonzalez, Esq., and YA Global Investments, LP. (filed as Exhibit 10.36 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.39* Security Agreement dated May 8, 2007 by an between the Company and Jerome Mahoney (filed as Exhibit 10.1 to iVoice Technology, Inc.'s Form 8-K, filed on May 9, 2007, and incorporated herein by reference)

14* Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.'s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 2006, and incorporated herein by reference)

31.1           Rule 13a-14(a)/15d-14(a) Certifications.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

--------------------------------------------------------------------------------
*Previously filed with the Commission

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


     Dated: August 14, 2008


                                                   iVoice Technology, Inc.

                                                   By: /s/ Jerome Mahoney
                                                       ------------------------
                                                       Jerome Mahoney
                                                       President, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jerome Mahoney                             Dated: August 14, 2008
    ---------------------
    Jerome Mahoney
    President
    Chief Executive Officer
    Chief Financial Officer
    Director


By: /s/ Frank Esser                                Dated: August 14, 2008
    ---------------------
    Frank Esser
    Director

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

10.35 Amended and Restated Standby Equity Distribution Agreement, dated December 12, 2005, between YA Global Investments, LP and iVoice Technology, Inc. (filed as Exhibit 10.35 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.36 Amended and Restated Placement Agent Agreement, dated December 12, 2005, between iVoice Technology, Inc. and Monitor Capital Inc. (filed as Exhibit 10.36 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.37 Amended and Restated Registration Rights Agreement, dated December 12, 2005, between iVoice Technology, Inc. and YA Global Investments, LP (filed as Exhibit 10.36 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on December 19, 2005, and incorporated herein by reference)

10.39 Security Agreement dated May 8, 2007 by an between the Company and Jerome Mahoney (filed as Exhibit 10.1 to iVoice Technology, Inc.'s Form 8-K, filed on May 9, 2007, and incorporated herein by reference)

14 Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.'s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 200, and incorporated herein by reference)

31.1           Rule 13a-14(a)/15d-14(a) Certifications.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

--------------------------------------------------------------------------------