Form 10-Q/A
period 2008-03-31
iVoice Technology, Inc.
filed 2008-08-14
CIK 1307969

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 2

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

                    750 HIGHWAY 34, MATAWAN, NEW JERSEY 07747
               (Address of Principal Executive Offices)(Zip Code)

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

EXPLANATORY NOTE: THE COMPANY HAS RE-EVALUATED ITS DISCLOSURE IN PART II, ITEM 4(T) AND HEREBY REPLACES THIS ITEM IN ITS ENTIRETY. ADDITIONALLY, THE COMPANY HEREBY RE-FILES EXHIBIT 31.1 TO COMPLY WITH RULE 13A-14(A)/15D-14(A).
================================================================================

PART I - FINANCIAL INFORMATION

ITEM 4T. CONTROLS AND PROCEDURES
--------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-Q. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-KSB and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary.

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

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the period covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures have not been effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Other than the material weakness indicated above, no accounting errors or misstatements have been identified by our disclosure controls and procedures or by our independent registered public accounting firm that would have a material effect on our Financial Statements.

The Annual Report for the fiscal year ended December 30, 2007 does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our annual report for the year ended December 31, 2009.

CHANGES IN INTERNAL CONTROLS.

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year covered by this Quarterly Report on Form 10-Q. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

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

PART II. OTHER INFORMATION
--------------------------

ITEM 6.     EXHIBITS
-------     --------

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



                                         iVOICE TECHNOLOGY, INC.



Date: August 14, 2008                    By: /s/ Jerome Mahoney
                                             -----------------------
                                             Jerome Mahoney
                                             President, Chief Executive Officer
                                             and Chief Financial Officer

                                INDEX OF EXHIBITS


  31.1    Rule 13a-14(a)/15d-14(a) Certifications.

  32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..