Form 10-Q
period 2008-09-30
iVoice Technology, Inc.
filed 2008-11-19
CIK 1307969

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

                For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 486,835,870 shares of Class A Common stock, no par value as of November 14, 2008.
================================================================================

                             IVOICE TECHNOLOGY, INC
                                TABLE OF CONTENTS

                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets -
          September 30, 2008 (Unaudited) and December 31, 2007 (Audited)      1

          Condensed Consolidated Statements of Operation -
          Three and Nine Months Ended September 30, 2008 and
          2007 (Unaudited)                                                    2

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2008 and 2007 (Unaudited)           3

          Notes to Condensed Consolidated Financial Statements (Unaudited)  4-23

Item 2.   Management's Discussion and Analysis or Plan of Operation        24-30

Item 4T.  Controls and Procedures                                            31

                           PART II - OTHER INFORMATION

Item 5.   Other Information                                                  32

Item 6.   Exhibits                                                           32

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         2008              2007
                                                                                     ------------      ------------
                                                                                      (UNAUDITED)        (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $    647,902      $    182,577
   Accounts receivable, net of allowance for doubtful accounts of $8,250
     at September 30, 2008 and December 31, 2007                                           15,745             9,905
   Inventories                                                                              6,080              --
   Note receivable - current portion                                                       21,111              --
    Prepaid expenses and other current assets                                              11,391             4,407
                                                                                     ------------      ------------
Total current assets                                                                      702,229           196,889
                                                                                     ------------      ------------

Other assets                                                                               38,405              --
Note receivable - long-term                                                                 7,179              --
Property, plant and equipment, net                                                            445               797
                                                                                     ------------      ------------
Total assets                                                                         $    748,258      $    197,686
                                                                                     ============      ============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses                                             $    550,303      $    694,783
   Accrued dividends                                                                       80,648              --
   Due to related parties                                                                 250,803           220,619
   Deferred maintenance contracts                                                          19,193            14,097
   Notes payable to related parties                                                       141,708           161,388
   Convertible promissory note, net of unamortized debt discount of $59,117                 7,641              --
   Convertible debenture, net of unamortized debt discount of $84,337 and
      $499,940 at September 30, 2008 and December 31, 2007, respectively                  103,029           169,375
   Derivative liabilities                                                                 267,946         1,079,256
                                                                                     ------------      ------------
Total current liabilities                                                               1,421,271         2,339,518
                                                                                     ------------      ------------

Stockholders' deficit:
   Preferred stock, par value $1.00; authorized 1,000,000 shares; 10,000 shares
         designated as follows; 990,000 shares available for further designation             --                --
   Series A 10% Secured Convertible Preferred Stock; $1,000 stated value;
         authorized 10,000 shares; 1,444.44 shares issued and outstanding               1,444,444              --
   Common stock:
         Class A Common Stock- no par value; authorized 10,000,000,000 shares;
              486,835,870 shares issued and 485,641,387 outstanding and
              1,194,483 in escrow at September 30, 2008; 170,042,361 shares issued and 168,847,878 outstanding, and 1,194,483 in escrow
              at December 31, 2007;                                                       915,166           506,286
          Class B Common Stock - $.01 par value; authorized 50,000,000
              shares; no shares issued and outstanding                                       --                --
          Class C Common Stock - $.01 par value; authorized 20,000,000
              shares; no shares issued and outstanding                                       --                --
   Additional paid-in capital                                                           6,899,510         7,057,606
   Additional paid-in capital - beneficial conversion                                   1,444,444              --
   Accumulated deficit                                                                (11,376,577)       (9,705,724)
                                                                                     ------------      ------------
Total stockholders' deficit                                                              (673,013)       (2,141,832)
                                                                                     ------------      ------------
Total liabilities and stockholders' deficit                                          $    748,258      $    197,686
                                                                                     ============      ============

See accompanying notes to condensed consolidated financial statements

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                   Three Months Ended                  Nine Months Ended
                                             ------------------------------      ------------------------------
                                             September 30,     September 30,     September 30,     September 30,
                                             ------------      ------------      ------------      ------------
                                                 2008              2007              2008              2007
                                             ------------      ------------      ------------      ------------
Net sales                                    $      9,786      $     21,622      $     35,164      $     56,042

Cost of sales                                        --               2,272              --               2,272
                                             ------------      ------------      ------------      ------------


Gross margin                                        9,786            19,350            35,164            53,770
                                             ------------      ------------      ------------      ------------

Operating expenses:
  General and administrative expenses             153,068            91,780           419,374           285,618
  Engineering, research, & development               --                --               9,455
                                             ------------      ------------      ------------      ------------

Total operating expenses                          153,068            91,780           419,374           295,073
                                             ------------      ------------      ------------      ------------

     Loss from operations                        (143,282)          (72,430)         (384,210)         (241,303)
                                             ------------      ------------      ------------      ------------

Other income (expense):
  Interest income                                   3,304               780            10,488             2,527
  Interest expense                                (12,322)          (17,142)         (156,132)          (48,305)
  Amortization of debt discount                   (52,005)          (58,759)         (624,051)         (117,518)
  Redemption premium                                 --                --             (85,922)             --
  Gain (loss) on valuation of derivative           21,241           171,366         1,094,066          (365,873)
                                             ------------      ------------      ------------      ------------

Total other income (expense)                      (39,782)           96,245           238,449          (529,169)
                                             ------------      ------------      ------------      ------------

Income (loss) from operations before
provision for income taxes                       (183,064)           23,815          (145,761)         (770,472)

Provision for income taxes                           --                --                --                --
                                             ------------      ------------      ------------      ------------

Net income (loss)                                (183,064)           23,815          (145,761)         (770,472)
Preferred stock accretion                            --                --          (1,444,444)             --
Preferred stock dividends                         (36,913)             --             (80,648)             --
                                             ------------      ------------      ------------      ------------
Net income (loss) attributable to common     $   (219,977)     $     23,815      $ (1,670,853)     $   (770,472)
                                             ============      ============      ============      ============
shareholders

Basic and diluted loss per common share      $      (0.00)     $       0.00      $      (0.00)     $      (0.02)
                                             ============      ============      ============      ============


Weighted average shares outstanding
     Basic                                    485,641,387        50,955,039       425,116,755        36,307,500
     Diluted                                  485,641,387       204,133,986       425,116,755        36,307,500

See accompanying notes to condensed consolidated financial statements

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                          ------------------------------
                                                                          SEPTEMBER 30,     SEPTEMBER 30,
                                                                              2008              2007
                                                                          ------------      ------------
Cash flows from operating activities:
Net loss                                                                  $   (145,761)     $   (770,472)
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation                                                                352               351
       (Gain) loss on valuation of derivative                               (1,094,066)          365,873
       Amortization of discount on debt                                        624,051           117,518
       Beneficial conversion incurred in debt reduction                         62,470              --
       Beneficial conversion incurred in conversion of debenture                21,783              --
       Beneficial conversion incurred in conversion of
          promissory note                                                       32,280              --
       Common stock issued for investor relations                               24,192              --
       Common stock issued for consulting fees                                  35,700              --
Changes in assets and liabilities:
    Increase in accounts receivable                                             (5,840)           (3,000)
   (Increase) decrease in inventories                                           (6,080)             --
   (Increase) decrease in prepaid expenses                                      (6,985)              943
    Increase in accounts payable and accrued liabilities                       138,276           164,941
    Increase in amounts due to related parties                                  30,184            27,112
    Increase in deferred maintenance contracts                                   5,096             4,273
                                                                          ------------      ------------
Net cash (used in) operating activities                                       (284,348)          (92,461)
                                                                          ------------      ------------


Cash flows from investing activities:
    Increase in note receivable, net                                           (28,290)             --
    Increase in other assets                                                   (38,405)             --
                                                                          ------------      ------------
Net cash (used in) investing activities                                        (66,695)             --
                                                                          ------------      ------------


Cash flows from financing activities:
    Issuance of common stock through equity financing                          102,835            49,536
    Cost of issuance of common stock through equity financing                  (13,652)          (10,080)
    Net proceeds from sale of Series A Preferred Stock                       1,300,000              --
    Payment of convertible debenture                                          (572,815)             --
                                                                          ------------      ------------
Net cash provided by financing activities                                      816,368            39,456
                                                                          ------------      ------------

Net increase (decrease) in cash and cash equivalents                           465,325           (53,005)
Cash and cash equivalents at beginning of period                               182,577           179,081
                                                                          ------------      ------------

Cash and cash equivalents at end of period                                $    647,902      $    126,076
                                                                          ============      ============

During the period, cash was paid for the following:
   Taxes paid                                                             $       --        $       --
                                                                          ============      ============
   Interest paid                                                          $     32,284      $       --
                                                                          ============      ============

Supplemental Cash Flow Information:
Non-cash Transactions
Accounts payable converted into convertible promissory note               $     96,199      $       --
                                                                          ============      ============
Accrued expenses converted into convertible debenture                     $    186,557      $       --
                                                                          ============      ============
Note payable converted into convertible debenture                         $       --        $    700,000
                                                                          ============      ============
Convertible debenture converted into common stock                         $    109,940      $     17,285
                                                                          ============      ============
Promissory note converted into common stock                               $     19,680      $       --
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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008:
---------------------------------------------

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

e) The Company converted accounts payable to a convertible promissory note in the amount of $96,199.

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

g) The Company accrued $80,648 of preferred stock dividends.

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



      See accompanying notes to condensed consolidated financial statements

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                 ----------------------------------------------
                                   (UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES (CONTINUED):

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007:


a) The Company converted $700,000 of note payable into a convertible debenture.

b) The Company issued 21,006,836 shares of Class A common stock pursuant to the Equity Line of Credit with YA Global Investments (f/k/a/ Cornell Capital Partners) valued at $49,536. Issuance costs of $10,080 were incurred and charged to additional paid-in capital for net proceeds of $29,456.

C) The Company issued 13,107,015 shares of Class A common stock with a fair value of $21,662 to reduce a convertible debenture in the amount of $17,285. The difference in the market value and the reduction in the convertible debenture was charged to additional paid-in capital in the amount of $4,377.
























      See accompanying notes to condensed consolidated financial statements

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

Note 1     Background
------     ----------

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

As of August 4th the Company uses the alternative name of "iGreen Innovations, Inc." The Company also plans to change its trading symbol. The Company is a "green" technology company, focused on acquiring and identifying promising technologies that address environmental issues.

Note 2     Business Operations
------     -------------------

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

The Company will also continue to service the Interactive Voice Response ("IVR"), software which was developed by iVoice. The Company's Interactive Voice Response line is designed to read information from and write information to, databases, as well as to query databases and return information.

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

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

Note 3     Going Concern
------     -------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company relies on iVoice, Inc. for administrative, management, research and other services.

As of September 30, 2008, the Company had negative cash flow from operations, negative working capital and a substantial accumulated deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

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

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

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

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

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

f)  Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the three and nine months ended September 30, 2008 and 2007 advertising costs amounted to $625 and $-0-, respectively.

g)  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2008 and December 31, 2007.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured cash balances at September 30, 2008 and December 31, 2007 were $358,533 and $82,577, respectively.

h)  Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

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

k)  Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended September 30, 2007.


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

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIODATED FINANCIAL STATEMENTS (CONTINUED)
        -----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

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

                                                                            THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                            ------------------      ------------------
                                                                            SEPTEMBER 30, 2008      SEPTEMBER 30, 2007
                                                                            ------------------      ------------------
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION:
  Net income (loss) attributable to common stockholders                     $         (219,977)     $           23,815
  Weighted-average common shares outstanding                                       485,641,387              50,955,039
  Basic net income (loss) per share attributable to common stockholders     $             0.00      $             0.00
DILUTED NET INCOME (LOSS) PER SHARE COMPUTATION
  Net income (loss) attributable to common stockholders                     $         (219,977)     $           23,815
  Weighted-average common shares outstanding                                       485,641,387              50,955,039
  Incremental shares attributable to the assumed conversion of
      convertible debenture and convertible promissory note                               --               153,178,947
  Total adjusted weighted-average shares                                           485,641,387             204,133,986
  Diluted net income (loss) per share attributable to common
        Stockholders                                                        $             0.00      $             0.00

                                                                             NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                             -----------------       -----------------
                                                                            SEPTEMBER 30, 2008      SEPTEMBER 30, 2007
                                                                            ------------------      ------------------
BASIC NET LOSS PER SHARE COMPUTATION:
  Net loss attributable to common stockholders                              $       (1,670,853)     $         (770,472)
  Weighted-average common shares outstanding                                       425,116,755              36,307,500
  Basic net loss per share attributable to common stockholders              $             0.00      $            (0.02)
DILUTED NET LOSS PER SHARE COMPUTATION
  Net loss attributable to common stockholders                              $       (1,670,853)     $         (770,472)
  Weighted-average common shares outstanding                                       425,116,755              36,307,500
  Incremental shares attributable to the assumed conversion of
      convertible debenture and convertible promissory note                               --                      --
  Total adjusted weighted-average shares                                           425,116,755              36,307,500
  Diluted net loss per share attributable to common stockholders            $             0.00      $            (0.02)

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIODATED FINANCIAL STATEMENTS (CONTINUED)
        -----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

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

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and President and Chief Executive Officer of iVoice Technology. This amount is related to funds loaned to iVoice and is unrelated to the operations of iVoice Technology. The note will bear interest at the rate of prime plus 2.0% per annum (7.0% at September 30, 2008) on the unpaid balance until paid. Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing
(x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of September 30, 2008, the outstanding balance was $141,708, plus accrued interest of $79,867. On May 8, 2007, the Company executed a Security Agreement providing Jerome Mahoney, President and Chief Executive Officer of the Company, with a security interest in all of the assets of the Company to secure the promissory note dated August 5, 2005 and all future advances including, but not limited to, additional cash advances: deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to the Company.

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On September 26, 2006, the employment agreement was amended to include the position of President and Chief Executive Officer effective August 31, 2006. The Company compensated Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. A portion of Mr. Mahoney's compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. As of September 30, 2008, the Company has recorded $186,943 of deferred compensation due to Mr. Mahoney.

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

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

Note 6     Related Party Transactions (continued)
------     --------------------------------------

On August 29, 2005, the Company entered into an employment agreement with Mark Meller. Mr. Meller served as the Company's President, Chief Executive Officer and Chief Financial Officer until August 29, 2006. As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation. The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock. As of September 30, 2008, total deferred compensation due to Mr. Meller was $53,860.

Mr. Mahoney has a consulting agreement with B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Mr. Mahoney agreed to accept compensation pursuant to this Consulting Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides in its sole discretion that the Company does not have the financial resources to pay the Consultant in cash. The number of Class B Common Stock shares to be issued to the Consultant pursuant to this Paragraph 2 shall be equal to one share of Class B common stock for every dollar of compensation due and owing the Consultant. As of September 30, 2008, Mr. Mahoney is due $10,000, and no shares have been issued.

Note 7     Convertible Promissory Note and Derivative Liability
------     ----------------------------------------------------

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

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. In the quarter ended September 30, 2008, unpaid administrative services in the amount of $12,663 were added to the convertible promissory note. For the nine months ended September 30, 2008 total unpaid administrative services in the amount of $29,547 was added to the original convertible promissory note of $50,652.

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

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

Note 7     Convertible Promissory Note and Derivative Liability (continued)
------     ----------------------------------------------------------------

During the nine months ended September 30, 2008, the Company issued 42,000,000 shares of Class A common stock with a fair value of $45,720 to reduce the convertible promissory note in the amount of $13,440. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $32,280.

As of September 30, 2008, the outstanding balance on the Convertible Promissory Note was $66,758.

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

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility:
250.92%. The accounting guidance instructs that the conversion options are a derivative liability. At March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $16,366, resulting primarily from calculation of the conversion price. For the three months ended September 30, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $2,420. For the nine months ended September 30, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $27,491.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

Note 7     Convertible Promissory Note and Derivative Liability (continued)
------     ----------------------------------------------------------------

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

On June 30, 2008, the Company converted its outstanding B Green accounts payable to iVoice, Inc., for unpaid administrative services, in the amount of $8,000 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. In the quarter ended September 30, 2008, unpaid administrative services in the amount of $8,000 were added to the convertible promissory note. For the nine months ended September 30, 2008 total unpaid administrative services in the amount of $16,000 was added to the convertible promissory note.

As of September 30, 2008, the outstanding balance on the B Green Convertible Promissory Note was $16,000.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions, the same as used for iVoice Technology as B Green as there is no market for B Green's stock: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 5 years; and volatility: 226.33%. The accounting guidance instructs that the conversion options are a derivative liability. At June 30, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $8,000, and charged Other Expense - Loss on Valuation of Derivative for $16,366, resulting primarily from calculation of the conversion price. For the three months ended September 30, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $1,796. For the nine months ended September 30, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $3,700.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

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

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

Note 9     Convertible Debenture and Derivative Liability (continued)
------     ----------------------------------------------------------

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

As of September 30, 2008, the outstanding balance on the Convertible Debenture was $186,557.

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

For the three months ended September 30, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $25,457 and amortized the debt discount for a charge of $47,023. For the nine months ended September 30, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $1,125,257 and amortized the debt discount for a charge of $602,163.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

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

At September 30, 2008 and December 31, 2007 deferred tax assets consist of the following:

                                      September 30, 2008    December 31, 2007
                                         ------------          -----------
           Deferred tax assets           $    657,000          $    554,000
           Less: Valuation Allowance         (657,000)             (554,000)
                                         ------------          -----------
           Net deferred tax assets       $         -0-         $        -0-
                                         ============          ===========

At September 30, 2008 and December 31, 2007, the Company had federal net operating loss carry forwards in the approximate amounts of $1,644,000 and $1,165,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

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

As of September 30, 2008, 1,444.44 shares of Series A 10% Convertible Preferred Stock are issued and outstanding.

The Series A 10% Convertible Preferred Stock has a feature that grants holders the right to convert this stock into common shares based upon 80% of the lowest price the Company has ever issued its Class A Common Stock. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.47%; expected dividend yield: 0%: expected life: 5 years; and volatility:
265.44%. Due to this conversion feature the entire investment is deemed a dividend. During the nine months ended September 30, 2008, $1,444,444 of preferred stock accretion was recognized in the condensed consolidated statements of operations.

b)  Class A Common Stock

As of September 30, 2008, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 486,835,870 shares were issued, and 485,641,387 shares were outstanding, and 1,194,483 shares are in escrow that were issued pending conversion by YA Global Investments.

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

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

Note 12    Capital Stock (continued)
-------    -------------------------

c)  Class B Common Stock

As of September 30, 2008, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of September 30, 2008, no shares were issued or outstanding.

d)  Class C Common Stock

As of September 30, 2008, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of September 30, 2008, no shares were issued or outstanding.

Note 13    Stock Options
-------    -------------

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company has not issued any stock options as of September 30, 2008.

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

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

Note 14    New Accounting Pronouncements (continued)
-------    -----------------------------------------

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

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity's accounting policy of the treatment of the costs, period of extension, and total costs incurred. FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009. The Company is currently evaluating the impact that FSP 142-3 will have on its financial position or results of operations.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                           SEPTEMBER 30, 2008 AND 2007
                           ---------------------------

Note 14    New Accounting Pronouncements (continued)
-------    -----------------------------------------

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

Assets                              Level I        Level II      Level III        Total
                                  ------------   ------------   ------------   ------------
Note Receivable                   $       --     $     28,290   $       --     $     28,290
                                  ------------   ------------   ------------   ------------
Total Assets                      $       --     $     28,290   $       --     $     28,290
                                  ============   ============   ============   ============

Convertible promissory notes      $       --     $      7,641   $       --     $      7,641
Note payable to related parties           --          141,708           --          141,708
Convertible debentures                    --          103,029           --          103,029
Derivative liabilities                    --          267,946           --          267,946
                                  ------------   ------------   ------------   ------------
Total Liabilities                 $       --     $    520,324   $       --     $    520,324
                                  ============   ============   ============   ============

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------    ---------------------------------------------------------

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

The emerging nature of the interactive voice response industry, makes it difficult to assess the future growth of iVoice Technology. As such, iVoice Technology has formed B Green Innovations, Inc., a wholly-owned subsidiary, and has agreed to invest up to $500,000 to commercialize its "green" technology platforms. The new subsidiary will contain the Company's green technology and will pursue associated developmental activities. The first technology will use recycle tires. Recently, the Company announced that it had filed, a new Patent Application for a process it describes as Recycled Tire Pod with Appliance Recess Guide. B Green Innovations, Inc. also has a new patent application filed on paver blocks and patio blocks made from recycled tire crumb rubber. In May 2008, the Company has made its initial investment by purchasing 55 shares of Series B Secured 10% Convertible Preferred Stock for net proceeds of $49,500 to B Green Innovations. In September 2008 the Company has made an additional initial investment by purchasing 55 shares of Series B Secured 10% Convertible Preferred Stock for net proceeds of $49,500 to

B Green Innovations. The Company has invested proceeds of $99,000 into B Green Innovations. The Company believes that this investment will allow B Green to further develop additional technologies.

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

RESULTS OF OPERATIONS
---------------------

All of our revenues were derived from the sale or license of our interactive voice response software products, which enable a caller to obtain requested information in voice form from a local or non-local database, and maintenance contracts. Total revenues decreased $11,836 (54.7%) for the three months ended September 30, 2008 to $9,786, and $20,878 (37.3%) for the nine months ended September 30, 2008 to $35,164 as compared to the same periods in the prior year as a result of a decrease in installations. The low sales volume of the IVR business is attributable to the minimal resources made available for the sales and marketing of the interactive voice response software products. Management feels that the sales of the interactive voice response software products may increase if greater financial and operational resources were made available for the sales and marketing of the products

Gross margin decreased $9,564 (49.4%) to $9,786 for the three months ended September 30, 2008 as compared to the same period in the prior year, and $18,606 (34.6%) to $35,164 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, as a result of the decrease in revenues. Total operating expenses increased $61,288 (66.8%) to $153,068 and $124,301 (42.1%) to $419,374 for the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007, as a result of an increase in investor relations expenses and expenses associated with the operations of B Green Innovations, Inc. offset partially by lower professional fees.

Total other expense was $39,782 for the three months ended September 30, 2008 as compared to income of $96,245 for the three months ended September 30, 2007. This increase of $136,027 in other expense is mostly attributed to a smaller gain on valuation of derivative of only $21,241 for the three months ended September 30, 2008 as compared to a gain on valuation of derivative of $171,366 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, total other income was $238,449 as compared to an expense of $529,169 for the nine months ended September 30, 2007. This increase of $767,618 in other income is mostly attributed to the gain on valuation of derivative of $1,094,066 for the nine months ended September 30, 2008 as compared to a loss on valuation of derivative of $365,873 for the nine months ended September 30, 2007. This increase was partially offset by the increase in the amortization of debt discount from $117,518 for the nine months ended September 30, 2007 to $624,051 for the nine months ended September 30, 2008.

Net loss for the quarter ended September 30, 2008 was $183,062 as compared to net income of $23,815 for the quarter ended September 30, 2007. Net loss for the nine months ended September 30, 2008 was $145,761 as compared to a loss of $770,472 for the nine months ended September 30, 2007. The change in net loss of was the result of the factors discussed above.

The accretion related to the Series A 10% Convertible Preferred Stock issued on March 12, 2008 is primarily related to the effect of the low conversion price of its preferred stock to its common stock relative to the fair value of the common stock at the initiation of the transaction.

As of September 30, 2008, iVoice Technology had one part-time employee in headquarters and two part-time consultants and one part-time employee for its B Green Innovations, Inc. operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

To date, iVoice Technology has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On August 12 and November 19, 2004, iVoice Technology issued an aggregate of $560,000 in secured convertible debentures, with interest payable at 5% per annum, to YA Global Investments (f/k/a/ Cornell Capital Partners). On February 28, 2005, iVoice Technology's obligations under the secured convertible debentures were terminated and replaced with a secured promissory note of the same principal amount, with an additional loan of $140,000 bringing the promissory note to an aggregate principal of $700,000. The loans evidenced by the promissory note have not yet been repaid, and are potentially in default. This promissory note accrues interest at rate of 12% per annum. This promissory note is not convertible into any equity security of iVoice Technology. In connection with the issuances of the secured convertible debentures, iVoice Technology paid a fee to YA Global Investments (f/k/a/ Cornell Capital Partners) equal to 10% of the aggregate principal amount of the debentures. When the secured convertible debentures were terminated, iVoice Technology received a credit for fees that would otherwise have been payable upon the issuance of the $560,000 in replacement notes. iVoice Technology paid YA Global Investments (f/k/a/ Cornell Capital Partners) a fee of $14,000 in connection with its $140,000 additional borrowing. The Company's obligations under the secured promissory note issued to YA Global Investments (f/k/a/ Cornell Capital Partners) are secured by a first priority security interest in substantially all of our assets. iVoice had also guaranteed the payment of all amounts payable by iVoice Technology pursuant to the secured promissory note. This guaranty terminated on August 5, 2005.

On March 30, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) for the sum of $700,000 in exchange for the previously issued note payable for the same amount (see Notes 8 and 9 to the Condensed Financial Statements). On March 14, 2008, the Company and YA Global Investments agreed that the Company would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the Debenture. The amount redeemed was $691,021, consisting of the remaining balance of the Debenture of $572,815, accrued interest of $32,284, and a redemption premium of $85,922. The Debenture was amended to change amount to $186,557 with a due date of March 14, 2009. The Debenture shall accrue interest at the rate of 15% per annum, and shall be convertible at a conversion price equal to 70% of the lowest closing bid price of the Company's common stock during the 30 trading days immediately proceeding the conversion date. No conversions can be made prior to November 1, 2008. As of September 30, 2008, the outstanding balance on the Convertible Debenture was $186,557.

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

On September 22, 2005, iVoice Technology entered into a Standby Equity Distribution Agreement with YA Global Investments (f/k/a/ Cornell Capital Partners), pursuant to which iVoice Technology may, from time to time, issue and sell to YA Global Investments (f/k/a/ Cornell Capital Partners) our Class A Common Stock for a total purchase price of up to $10 million. As of September 30, 2008, the Company has sold in the aggregate 190,365,518 shares of Class A Common Stock to YA Global for net proceeds of $324,520, which are net of fees and discounts of $59,377, which was used to fund the operations of the Company. The Standby Equity Distribution Agreement expired on February 5, 2008.

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

For the nine months ended September 30, 2008, the Company had a net increase in cash of $465,325. The Company's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. The Company used $284,348 in cash for operating activities for the nine months ended September 30, 2008 as compared to $92,461 in the prior year. The increase in cash used for operating activities is primarily attributed to the payment of accrued interest and the redemption fee associated with the paydown of the convertible debenture.

     NET CASH USED IN INVESTING ACTIVITIES. The Company used $66,695 in investing activities for the nine months ended September 30, 2008 for deferred patent costs and to provide funding of $30,000 to a potential merger candidate. The Company had no investing activities in the prior year.

     NET CASH PROVIDED BY FINANCING ACTIVITIES. The Company generated $816,368 from financing activities for the nine months ended September 30, 2008 primarily as a result of net proceeds from the sales of Series A Convertible Preferred Stock, partially offset by the payment of the convertible debenture in the amount of $572,815.

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

OFF BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2008, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

..
ITEM 4T.   CONTROLS AND PROCEDURES
--------   -----------------------


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were not effective for the following reasons:

     a) The deficiency was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

     b) The deficiency was identified in respect to the Company's Board of Directors. This deficiency is the result of the Company's limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

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



                                       iVOICE TECHNOLOGY, INC.



Date:  November 19, 2008               By: /s/ Jerome Mahoney
                                          ---- ---------------------------------
                                          Jerome Mahoney
                                          President, Chief Executive Officer and
                                          Chief Financial Officer

                                INDEX OF EXHIBITS



          31.1   Rule 13a-14(a)/15d-14(a) Certifications.

          32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.