Form 10-K
period 2008-12-31
iVoice Technology, Inc.
filed 2009-03-25
CIK 1307969

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008


                             IVOICE TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      NEW JERSEY                                        20-1862731
--------------------------------------------------------------------------------
(STATE OF INCORPORATION)                    (IRS EMPLOYER IDENTIFICATION NUMBER)

           750 HIGHWAY 34
         MATAWAN, NEW  JERSEY                                            07747
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (732) 441-7700

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

INDICATE BY CHECKMARK IF REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT. YES [ } NO [X]

INDICATE BY CHECKMARK IF REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO
SECTION 13 OR SECTION 15(D) OF THE ACT. YES [ ] NO [X]

INDICATE BY CHECKMARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO . INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALL REPORTING COMPANY. SEE DEFINITION OF "LARGE ACCELERATED FILER", "ACCELERATED FILER", AND "SMALLER REPORTING COMPANY" IN RULE 12B-2 OF THE EXCHANGE ACT.

LARGE ACCELERATED FILER [ ]                                ACCELERATED FILER [ ]
NON-ACCELERATED FILER [ ]                          SMALLER REPORTING COMPANY [X]
(DO NOT CHECK IF SMALLER
   REPORTING COMPANY)

INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE SECURITIES ACT). YES [ ] NO [X]

AS OF MARCH 23, 2009, THE REGISTRANT HAD ISSUED AND OUTSTANDING 526,309,870 CLASS A COMMON STOCK SHARES.

THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES ON JUNE 30, 2008 (THE LAST BUSINESS DAY OF OUR MOST RECENTLY COMPLETED SECOND FISCAL QUARTER) WAS $155,562 USING THE CLOSING PRICE ON JUNE 30, 2008.
================================================================================

                                TABLE OF CONTENTS

PART I

Item 1.      Description of business                                           3
Item 2.      Description of property                                          26
Item 3.      Legal proceedings                                                26

PART II

Item 5.      Market for common equity and related stockholder matters.        27
Item 7.      Management's discussion and analysis or plan of operations.      32
Item 8.      Financial statements                                             42
Item 9A(T).  Controls & Procedures                                            42

PART III

Item 10.     Directors, executive officers, promoters and control persons,
             compliance with Section 16(a) of the Exchange Act                44
Item 11.     Executive compensation.                                          47
Item 12.     Security ownership of certain beneficial owners and management   49
Item 13.     Certain relationships and related transactions                   51

PART IV

Item 14.     Principal Accountant Fees and Services                           52
Item 15.     Exhibits                                                         53
             Signature                                                        56

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

BACKGROUND
----------

OVERVIEW

iVoice Technology, Inc., which we refer to in this document as "iVoice Technology," "we", "us" or "the Company," was incorporated in New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). iVoice had been engaged in the speech recognition software and computerized telephony business since 1997. In May 2008, the Company formed B Green Innovations, Inc. ("B Green"), a wholly-owned subsidiary, and has agreed to invest up to $500,000 in B Green, to commercialize its "green" technology platforms. As of the date of this filing, the Company has made investments by purchasing 110 shares of Series B Secured 10% Convertible Preferred Stock for net proceeds of $99,000 to B Green.

The Company's ability to make acquisitions and develop its tire remediation technologies was enhanced by a $1.3 million investment it received from iVoice, Inc., its largest shareholder.

As of August 4, 2008 the Company uses the alternative name of "iGreen Innovations, Inc." The Company also plans to change its trading symbol. The Company is a "green" technology company, focused on acquiring and identifying promising technologies that address environmental issues.

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

Our principal office is located at 750 Highway 34, Matawan, New Jersey 07747. Our telephone number is (732) 441-7700. Our company website is located at www.IGreeninnovations.com or www.bgreeninnovations.com. Our common stock is quoted on the OTC Bulleting Board under the trading symbol "IVOT".

OUR BUSINESS
------------

iVoice Technology, Inc. (the "Company") was incorporated in New Jersey on November 10, 2004 as a wholly-owned subsidiary of iVoice, Inc. It was engaged in the design, manufacture, and marketing of specialized telecommunication equipment. In May 2008, the Company formed B Green Innovations, Inc. ("B Green"), a wholly-owned subsidiary, and has agreed to invest up to $500,000 in B Green, to commercialize its "green" technology platforms. The Company believes that this investment will allow B Green to further develop additional technologies. As of the date of this filing, the Company has made investments by purchasing 110 shares of Series B Secured 10% Convertible Preferred Stock for net proceeds of $99,000 to B Green.

The Company's ability to make acquisitions and develop its tire remediation technologies was enhanced by a $1.3 million investment it received from iVoice, Inc., its largest shareholder.

As of August 4, 2008 the Company uses the alternative name of "iGreen Innovations, Inc." The Company also plans to change its trading symbol. The Company is a "green" technology company, focused on acquiring and identifying promising technologies that address environmental issues.

B Green Innovations, Inc., a Matawan, New Jersey-based corporation and wholly owned subsidiary of the Company, is dedicated to becoming a "green" technology company, focused on acquiring and identifying promising technologies that address environmental issues.

The first technology will be used to create new products from recycled tire rubber. EcoPod(TM) and VibeAway(TM) address important environmental concerns and problems facing the planet today. EcoPod(TM) and VibeAway(TM) are 100% recycled rubber-based products that can be utilized as support pads under any units that vibrate and make noise, including washing machines, dryers, compressors, commercial condensers, and many other units that advantageously benefit from sound and vibration control. In addition, we announced that we had filed a new patent application for a process it described as "Recycled Tire Pod with Appliance Recess Guide."

The Company will also continue to service the Interactive Voice Response ("IVR"), software that was developed by iVoice. The Company's Interactive Voice Response line is designed to read information from and write information to, databases, as well as to query databases and return information.

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

The Company has continued to operate at a loss. Additionally, iVoice Technology's business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. iVoice Technology has developed and maintained its own credit and banking relationships, and performs its own financial and investor relation functions. However, iVoice Technology may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

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

PRODUCTS AND SERVICES
---------------------

In 2006 the Environmental Protection Agency ("EPA") became involved, publishing a guidebook called "Scrap Tire Cleanup" in which it noted that large scrap tire stockpiles present a risk to human health and the environment for several reasons. It noted that, "They provide an ideal breeding ground for mosquitoes, which carry and transmit life-threatening diseases, such as encephalitis, West Nile and Easter equine virus, and dengue fever in some regions. Stockpiles can also catch on fire as a result of lightening strikes, equipment malfunctions or arson. The longer the stockpile continues unabated, the more likely it is to catch fire, some experts no longer consider it a question of if a stockpile will catch fire, but when it will burn."

According to this report, "State, federal and local agencies have spent tens of millions of dollars over the past several decades in responding to tire fires and, as a general rule, it is five to ten times more expensive to remediate a fire site than it is to remove tires before they catch fire." This is where iVoice Technology comes in. The Company recently completed its review and analysis relating to the manufacture of products from recycled tires and will be filing for several patents to address this problem. Recently, the Company began shipment of its VibeAway(TM) Pads and EcoPod(TM) (see below).

The Company is also likely to seek acquisitions to accelerate its development in this area.

Our IVR product, an application generator that allows full connectivity to many databases, including Microsoft Access, Microsoft Excel, Microsoft Fox Pro, DBase, Btrieve, and Paradox, or to standard text files. IVR can be used to read information from, and write information to, databases, as well as query databases and return information. The IVR software is sold as an application generator that gives the end user the ability to develop their own customized IVR application or as a customized turnkey system. IVR performs over 40 different customizable commands. Examples of IVR range from simply selecting announcements from a list of options stored in the computer (also known as audio text) to more complex interactive exchanges such as querying a database for information.

Our products use standard open-architecture PC platforms and Microsoft Windows 2000 operating systems, thereby facilitating the rapid adoption of new PC-based technologies while reducing overall product costs. We have adapted our applications to integrate with different manufacturer telephone switches through the use of Telephony Application Program Interface or "TAPI". The use of TAPI, allows iVoice Technology to integrate our applications into different telephone manufacturers Private Branch Exchange systems or

"PBX's", eliminating the need for costly additional external hardware. We have traditionally used standard PC-related hardware components in our products, in part, to limit our need to manufacture components. Our manufacturing operations consist only of the installation of our proprietary software and, if required, a voiceboard, into a fully assembled PC system which we obtain from several different vendors. The Company obtains system components such as PCs, circuit boards, application cards, fax boards, and voice boards from various suppliers.

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

STRATGEIC ALLIANCES
-------------------

Strategic alliances are an important part of our product development and distribution strategies. We rely on strategic alliances to provide technology, complementary product offerings and increased and quicker access to markets. We seek to form relationships with those entities that can provide technology or complementary market advantages for establishing the company in new market segments

SALES AND MARKETING
-------------------

The Company plans to market and sell its products through a distribution network. B Green will implement distribution agreements with reputable distributors that have proven themselves within their territories and industry segments. The four main sales areas we will concentrate on will be direct selling to the appliance manufactures, large retail chains, regional distributors of appliances (suppliers) and the strong internet marketing presence.

The following are our product offerings:

EcoPod(TM) - The EcoPod(TM) is made from recycled tire rubber. It is a shock absorption pad that is used to reduce sound, vibrations, and pulsating of heavy equipment. EcoPod(TM) is a compact, solid crumb rubber isolation blocks engineered to reduce structure noise transmission. When installed between the noise source and a secondary surface, EcoPod(TM) will minimize sound radiation through floors, walls, ceilings and other surfaces such as sheet metal, fiberglass, glass and plastic.

Applications:

EcoPod(TM) is designed to separate noise-generating sources such as heating and air conditioning (HVAC) units, appliances, pumps, motors, and generators.

Typical applications include:

     o Appliances: Can be mounted on the bottom of washing machines, dryers, dishwashers and refrigerators to reduce vibration and noise transmission

     o HVAC: Mount under feet of slab or rooftop mounted air conditioners, heat pumps and other refrigeration equipment to reduce structure borne vibration noise

     o Equipment: Used to isolate vibration from pool pumps, generators and other vibration generating equipment. Excellent for use in isolating sheet metal enclosures

VibeAway(TM) - VibeAway(TM) pads are specially designed washing machine anti-vibration pads for washing machines and dryers. The 100% crumb rubber pad, made from recycled tires, is designed to reduce the transfer of vibration that occurs in most typical washing and drying cycles. It is a shock absorption pad that is used to reduce sound, vibrations, and pulsating of washing machines, dryers, table saws, freezers and other large appliances. Our VibeAway(TM) pads prevent washing machines from "walking," and help prolong the life of your washing machine, dryer or other appliance. They also reduce the need to reinforce upper level floors to reduce vibration and noise. The pads have a full refund guarantee and have the following advantages:

     o    Reduces the transfer of vibration

     o    Prevents washing machines from "walking"

     o    Protect floors

     o Made from 100% recycled tire rubber, address important environmental concerns

     o    Recessed for easy guidance for foot of washing machine/dryer

     o    Full refund guarantee

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

CUSTOMERS
---------

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

MANAGE OEM AND RESELLER ACCOUNTS
--------------------------------

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

COMPETITION
-----------

The Company competes generally with a number of other manufacturers. The markets we serve are fragmented and highly competitive. The principal competitive factors in our markets include breadth and depth of solution, product features, product scalability, maintenance services, the ability to implement solutions, Our major competitors in our telecommunications market are Nortel, Genesys, a division of Alcatel, and Avaya. All three of these companies are larger companies and focus on a larger product portfolio. The market is evolving rapidly, however, and we anticipate intensified competition not only from traditional vendors but also from emerging vendors with non-traditional technologies and solutions. There also continue to be small venture-funded companies that attempt to build success from the exploitation of the installed base of larger companies.

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

For our B Green operations, we compete with a number of small and large companies. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage. As a result, these competitors may respond more quickly than we do to new or emerging technologies or changes in customer requirements. In addition, some of our larger competitors may be able to provide greater incentives to customers through rebates and marketing development funds and similar programs. Furthermore, some of our competitors with multiple product lines may integrate other products that we do not sell or bundle their products to offer a broader product portfolio, which may make it difficult for us to gain or maintain market share.

MANUFACTURING AND SUPPLIERS
---------------------------

As is customary in the telecommunications industry, the Company produces its products from readily available components purchased from a variety of manufacturers. Printed circuit boards and housings are contracted for manufacture according to Company specifications from among many available suppliers. Our suppliers include Synnex, Dax Systems and Paracon for computer hardware components. Since our products are based and run on standard PC architecture, and as result of iVoice Technology's recent integration with TAPI, we do not rely on any one specific supplier for its system components. We have not experienced any supply shortages with respect to the components used in systems or developed applications.


We do not have the internal capability to manufacture products for our B Green operations. We use third party manufacturing companies to produce the products. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply product to our customers. Such an interruption could cause us to incur substantial costs and our ability to generate revenue may be adversely affected. We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of these products.

INTELLECTUAL PROPERTY RIGHTS
----------------------------

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

We have applied for certain patents for our B Green Innovations, Inc operations. There can be no assurance that these patents will be approved.

PATENTS & TECHNOLOGY DEVELOPMENT

The Company will continue its research and development to generate new and improved product offerings while strengthening its intellectual property portfolio. Patents filed to date with 10 additional filings to follow:

     o    New Interlocking Paver and Patio Blocks
     o    Recycled Tire Trash Cans
     o    Vehicle Mud Flaps Made of Recycled Tires
     o    Recycled Tire Pod with Appliance Recess Guide

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

GOVERNMENT REGULATION
---------------------

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

RESEARCH AND DEVELOPMENT
------------------------

We currently have no plans to engage in future research and development or to launch any additional versions of the IVR software or other products. The Company has not incurred any research and development expenses related to its B Green Innovations, Inc. activities.

For the year ending December 31, 2008 and 2007, research and development expenditures consisted of salaries and wages to technical staff $-0- and $9,455 respectively.

LICENSES
--------

We have a worldwide, non-exclusive, irrevocable, royalty-free, fully paid license from Entropic, Inc., a Microsoft company, to incorporate their speech engine into customized software applications for our customers.

EMPLOYEES
---------

At December 31, 2008, we had one full-time employee and one part-time employee as well as a part-time consultant. Our employees are not covered by labor union contracts or collective bargaining agreements. From time to time, the Company also employs independent contractors to support its operations. At February 8, 2009, the Company utilized 1 outside contractor for the B Green Innovations operations and 1 outside contractor in the accounting area.

We have entered into an employment agreement with our President, Chief Executive Officer and Secretary (Jerome Mahoney). Mr. Mahoney will not provide services to iVoice Technology on a full-time basis. Many services that would be provided by employees are currently being provided to iVoice Technology by iVoice under the administrative services agreement. The Company is evaluating its need to hire additional personnel, and such plans will be based upon available financial resources. Currently, we expect our current officers and directors to continue to fulfill orders received by telephone and the Internet for iVoice Technology products. Within the industry, competition for key technical and management personnel is intense, and there can be no assurance that we can retain our future key technical and managerial employees or that, should we seek to add or replace key personnel, we can assimilate or retain other highly qualified technical and managerial personnel in the future.

In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

Certain statements in this report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", or "the Company believes", or other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

Additional risks and uncertainties not currently known or deemed to be immaterial also may materially adversely affect the business, financial condition and/or operating results.

WE HAVE A LIMITED OPERATING HISTORY AND WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES IN THE EARLY STAGE MAY FACE.

As a result of the Company's limited operating history, the current difficult economic conditions of the telecommunications marketplace and the emerging nature of the interactive voice response industry, it may be difficult for you to assess our growth and earnings potential. The Company believes that due primarily to the relatively brief time IVR has been available to the general public, there has not yet been developed, implemented and demonstrated a commercially viable business model from which to successfully operate any form of business that relies on the products and services that we intend to market, sell, and distribute. Therefore, we have faced many of the difficulties that companies in the early stages of their development in new and evolving markets often face, as they are described herein. We may continue to face these difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

WE HAVE A LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND MAY BE UNABLE TO OPERATE PROFITABLY AS A STAND-ALONE COMPANY.

iVoice Technology only has limited operating history as an independent public company. The business has operated at a loss for the last few years, and such losses may continue or increase. iVoice Technology may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management's time and other resources.

WE HAVE A HISTORY OF LOSSES AND CASH FLOW SHORTFALLS

iVoice Technology has incurred recurring operating losses. The IVR software business had losses from operations of approximately $473,228 and $300,569 for the years ended December 31, 2008 and 2007, respectively, and cash used in operating activities of approximately $267,342 and $113,891 during the years ended December 31, 2008 and 2007, respectively. iVoice Technology has been and may, in the future, be dependent upon outside and related party financing to develop and market their products, perform their business development activities, and provide for ongoing working capital requirements. During the years ended December 31, 2008 and December 31, 2007, substantially all of this financing was provided by YA Global and iVoice, Inc. The Standby Equity Distribution Agreement expired on February 5, 2008. As of the date of this report, this agreement has not been renewed. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition, our business, and us.

WE HAVE RECEIVED AN OPINION FROM OUR INDEPENDENT AUDITORS THAT DESCRIBES UNCERTAINITY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

iVoice Technology has received a report from its independent auditors for the fiscal years ended December 31, 2008 and December 31, 2007 containing an explanatory paragraph describing the issues leading to substantial doubt about the uncertainty regarding the Company's ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors' opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

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

WE DEPEND ON THIRD PARTIES TO MANUFACTURE AND DISTRIBUTE OUR PRODUCTS FOR B GREEN INNOVATIONS, INC.

We do not have the internal capability to manufacture products. We use third party manufacturing companies to produce the products. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply product to our customers. Such an interruption could cause us to incur substantial costs and our ability to generate revenue may be adversely affected. We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of these products.

WE HAVE IN THE PAST AND MAY IN THE FUTURE SELL ADDITIONAL UNREGISTERED CONVERTIBLE SECURITIES, POSSIBLY WITHOUT LIMITATIONS ON THE NUMBER OF SHARES OF COMMON STOCK THE SECURITIES ARE CONVERTIBLE INTO, WHICH COULD DILUTE THE VALUE OF THE HOLDINGS OF CURRENT STOCKHOLDERS AND HAVE OTHER DETRIMENTAL EFFECTS ON YOUR HOLDINGS.

We have relied on the private placement of convertible debentures and promissory notes to obtain working capital and may continue to do so in the future. As of December 31, 2008, we have outstanding convertible obligations. The promissory note of $141,708 at December 31, 2008, deferred compensation of $193,844 (plus accrued interest of $84,936) owing to Mr. Mahoney provides that, at Mr. Mahoney's option, principal and interest due on the note can be converted into shares of the Company's Class B Common Stock, which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price of at which iVoice Technology had ever issued its Class A Common Stock. However, the Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations.

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

MEMBERS OF OUR BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST; WE DO NOT HAVE ANY FORMAL PROCEDURES FOR RESOLVING CONFLICTS IN THE FUTURE.

Mr. Mahoney, a member of the board of directors, who also owns iVoice, Inc. shares (a related party), has the right to convert $335,552 of loans and deferred compensation and $84,936 of accrued and unpaid interest into 420,488 shares of iVoice Technology Class B Common Stock which are convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. However, the Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. In addition, Mr. Mahoney, President and CEO of iVoice Technology, serves as the Chairman of the Board and Chief Executive Officer of iVoice and we anticipate that he will continue to serve in such capacities. These relationships could create, or appear to create, potential conflicts of interest when iVoice Technology's directors and management are faced with decisions that could have different implications for iVoice Technology and iVoice. For example, Mr. Mahoney may experience conflicts of interest with respect to the allocation of his time, services and functions among iVoice, iVoice Technology and any other projects. Other examples could include potential business acquisitions that would be suitable for either iVoice Technology or iVoice, activities undertaken by iVoice in the future that could be in direct competition with iVoice Technology, or the resolution of disputes arising out of the agreements governing the relationship between iVoice and iVoice Technology. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of iVoice Technology. Furthermore, iVoice Technology does not have any formal procedure for resolving such conflicts of interest should they arise.

THE INDUSTRIES IN WHICH WE COMPETE ARE CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND FAILURE TO ADAPT OUR PRODUCT DEVELOPMENT TO THESE CHANGES MAY CAUSE OUR PRODUCTS TO BECCOME OBSOLETE.

We participate in a highly dynamic industries characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Future technology or market changes may cause some of our products to become obsolete more quickly than expected.

OUR SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE BUSINESSES.

If working capital or future acquisitions are financed through the issuance of equity securities, iVoice Technology stockholders would experience significant dilution. In addition, the conversion of outstanding debt obligations into equity securities would have a dilutive effect on iVoice Technology shareholders. Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the iVoice Technology Class A Common Stock.

If iVoice Technology is unable to obtain funds from the equity line of credit, management believes that iVoice Technology can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital. However, there is no assurance that management will be able to obtain additional funding.

THE TREND TOWARD CONSOLIDATION IN THE SOFTWARE INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY.

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

WE FACE INTENSE PRICE-BASED COMPETITION FOR OUR "GREEN" PRODUCTS, WHICH COULD REDUCE PROFIT MARGINS.

Price competition is often intense in this market. Many of our competitors have significantly reduced the price of their products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.

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

OUR OBLIGATIONS UNDER THE SECURED PROMISSORY NOTE ARE SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS.

Our obligations under the secured promissory note to iVoice Inc. is secured by substantially all of our assets. As a result, if we default under the terms of the secured promissory note, iVoice Inc. could foreclose its security interest and liquidate all of our assets. This would cause operations to cease.

JEROME MAHONEY THE PRESIDENT AND CEO OF IVOICE TECHNOLOGY MAY HAVE CONTROL OVER OUR MANAGEMENT AND DIRECTION.

Mr. Mahoney will have the right to convert $335,552 of indebtedness and deferred compensation, together with accrued but unpaid interest of $84,936, into 420,488 shares of iVoice Technology Class B Common Stock, which Class B Common Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock. Interest accrues on the outstanding principal balance of the note at prime plus 2% per annum. There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. If Mr. Mahoney converts his indebtedness into 420,488 shares of Class B Common Stock, he will have voting rights equal to 1,051,218,750 shares of Class A Common Stock and will have control over the management and direction of iVoice Technology, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.

OUR MANAGEMENT TEAM IS NEW AND ITS WORKING RELATIONSHIPS UNTESTED.

We have only recently assembled our management team and have made changes in our operating structure.

Some members of our management team have worked with each other in the past, although at this time we cannot assess the effectiveness of their working relationships. As a result, we may be unable to effectively develop and sell our products and iVoice Technology, as a business, may fail.

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

WE MAY INCUR INCREASED EXPENSES AFTER THE ADMINISTRATIVE SERVICES AGREEMENT WITH IVOICE IS TERMINATED.

In connection with its spin-off from iVoice in 2006, iVoice Technology entered into an administrative services agreement with iVoice. Under this agreement, iVoice is providing iVoice Technology with services in such areas as inventory purchasing, material and inventory control, employee benefits administration, payroll, financial accounting and reporting, and other areas where iVoice Technology needs assistance and support. The agreement will continue on a month-to-month basis. Upon termination of the agreement, iVoice Technology will be required to obtain such services from a third party or increase its headcount to provide such services. This could be more expensive than the fees which iVoice Technology has been required to pay under the administrative services agreement.

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

                                 OUR SECURITIES

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future on our common stock. Any future dividends will depend on our earnings, if any, and our financial requirements. The Company has Series A Convertible Preferred Stock which includes a mandatory 10% dividend prior to any distribution to common shareholders.

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

Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, the Company and its independent public accounting firm have identified this as a material weakness in the Company's internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

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

ITEM 2. DESCRIPTION OF PROPERTY.
-------------------------------

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

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

MARKET INFORMATION
------------------

Our Class A common stock, no par value, is quoted on the OTC Bulletin Board under the symbol "IVOT." The following table shows the high and low closing prices for the periods indicated.

     YEAR                                          HIGH                  LOW
     ----                                          ----                  ---


     2008

First Quarter                                    $0.00369             $0.000875

Second Quarter                                   $0.00137             $0.000312

Third Quarter                                    $0.000812            $0.000312

Fourth Quarter                                   $0.000687            $0.000125


     2007

First Quarter                                    $0.008               $0.0022

Second Quarter                                   $0.0085              $0.0011

Third Quarter                                    $0.0075              $0.0015

Fourth Quarter                                   $0.0031              $0.0005


The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

HOLDERS OF COMMON EQUITY.
------------------------

As of December 31, 2008, the number of record holders of our common shares was approximately 758.

DIVIDEND INFORMATION.
--------------------

To date, the Company has never paid a dividend. We have no plans to pay any dividends on common stock in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations. The Company has Series A Convertible Preferred Stock which includes a mandatory 10% dividend prior to any distribution to common shareholders.

SALE OF UNREGISTERED SECURITIES.
--------------------------------

On April 16, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture dated March 30, 2007 YA Global Investments LP (f/k/a/ Cornell Capital Partners) for the sum of $700,000 in exchange for the note payable of the same amount (see Notes 8 and 9 to the Financial Statements). We relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 thereunder, which covers "transactions by an issuer not involving any public offering," to issue securities discussed above without registration under the Securities Act of 1933, as amended.

DESCRIPTION OF SECURITIES
-------------------------

Pursuant to our certificate of incorporation, we are authorized to issue 1,000,000 shares of preferred stock, par value of $1.00 per share, 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share, and 20,000,000 shares of Class C Common Stock, par value $.01 per share. Below is a description of the Company's outstanding securities, including Preferred stock, Class A common stock, Class B common stock, Class C common stock, options, warrants and debt.

PREFERRED STOCK
---------------

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

Of the 1,000,000 shares of Preferred Stock, 10,000 shares are designated Series A 10% Secured Preferred Stock, par value $1.00 per share, with a stated value of $1,000. The stated value is used for calculation of dividends and liquidation preferences. On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Convertible Preferred Stock to iVoice, Inc. for $1,444,444.

As of December 31, 2008, 1,444.44 shares of Series A 10% Convertible Preferred Stock are issued and outstanding.

     On March 6, 2009, the Company filed with the State of New Jersey an Amendment to the Certificate (the "Amendment") that revised the rights of the holders of the Company's Series A 10% Secured Convertible Preferred Stock. The revisions included:

     a. This preferred stock will be referred to in the Company's Certificate of Incorporation as: "Series A 10% Secured Preferred Stock".

     b. The holders of the Series A 10% Secured Preferred Stock shall have no voting rights.

     c. The Series A 10% Secured Preferred Stock shall no longer be convertible.


CLASS A COMMON STOCK
--------------------

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

As of December 31, 2008, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 486,835,870 shares were issued, 485,641,387 shares were outstanding, and 1,194,483 shares were in escrow.

As of December 31, 2007, there were 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 170,042,361 shares were issued, and 168,847,878 shares were outstanding, and 1,194,483 were in escrow. The shares in escrow represent shares issued to YA Global, but not yet sold to the public market.

CLASS B COMMON STOCK
--------------------

Each holder of Class B Common Stock shall have the right to convert each share of Class B Common Stock into the number of Class A Common Stock Shares calculated by dividing the number of Class B Common Stock Shares being converted by twenty percent (20%) discount of the lowest price that the Company had previously issued its Class A Common Stock since the Class B Common Stock Shares were issued. Every holder of the outstanding shares of the Class B Common Stock Shares shall be entitled on each matter to cast the number of votes equal to the number of Class A Common Stock Shares that would be issued upon the conversion of the Class B Common Stock Shares held by that holder, had all of the outstanding Class B Common Stock Shares held by that holder been converted on the record date used for purposes of determining which stockholders would vote in such an election. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Class B Common Stock Shares shall vote together with Class A Common Stock Shares without regard to class, except as to those matters on which separate class voting is required by applicable law.

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

As of December 31, 2008 and 2007, there are 50,000,000 shares of Class B Common Stock authorized; par value $.01 per share, and no shares were issued or outstanding.

CLASS C COMMON STOCK
--------------------

Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata.

As of December 31, 2008 and 2007, there are 20,000,000 shares of Class C Common Stock authorized; par value $.01 per share, and no shares were issued or outstanding.

OPTIONS AND WARRANTS
--------------------

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

The Company did not issue any stock options for the years ended December 31, 2008 and 2007.

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


Equity compensation plans approved
by security holders                              0                         N/A                                  0

Equity compensation plans not approved
by security holders                              0                         N/A                                0 (1)


     Total                                       0                         N/A                                0 (1)

(1) As of December 31, 2008, subject to approval by the Board of Directors, up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the iVoice Technology, Inc. 2005 Stock Incentive Plan (the "Stock Incentive Plan") and up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the iVoice Technology, Inc. 2005 Directors' and Officers' Stock Incentive Plan (the "Directors' and Officers' Stock Incentive Plan"). As of December 31, 2008, the Board had previously approved for issuance a total of 5,495,000 Class A Common Stock shares for each the Stock Incentive Plan and the Directors' and Officers' Stock Incentive Plan. All authorized shares have been issued pursuant to each plan with no additional shares remaining. The Board of Directors must take further action to authorize additional shares of issuance under each plan.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
--------------------------------------------------------------------------------
OPERATION
---------

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

This discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements and Risk Factors included in this filing.

OVERVIEW AND PLAN OF OPERATION

iVoice Technology's business was formed from the contribution by iVoice of certain assets and related liabilities on August 5, 2005, and sought to leverage the value of underutilized developed technology and believed that the transition to an independent company will provide iVoice Technology with greater access to capital. In connection with this Spin-off by iVoice, iVoice assigned and conveyed to iVoice Technology its IVR software business and related liabilities, including all intellectual property of iVoice relating to the IVR software business. The board and management of iVoice elected not to transfer any part of its working cash balance to iVoice Technology. Based upon the current intention of iVoice Technology not to conduct any research and development or hire additional employees and instead focus on the sale of the existing products, the board has determined that, on balance, iVoice Technology has the ability to satisfy its working capital needs as a whole. The board and management has also determined that iVoice Technology has the ability to obtain financing to satisfy any addition working capital needs as a stand-alone company.

The emerging nature of the interactive voice response industry, make it difficult to assess the future growth of iVoice Technology. As such, iVoice Technology has formed B Green Innovations, Inc., a wholly-owned subsidiary, and has agreed to invest up to $500,000 to commercialize its "green" technology platforms. The new subsidiary will contain the Company's green technology and will pursue associated developmental activities. The Company has made initial investments by purchasing 110 shares of Series B Secured 10% Convertible Preferred Stock for net proceeds of $99,000 to B Green. The Company believes that this investment will allow B Green to further develop additional technologies.

The first technology will be used to create new products from recycled tire rubber. EcoPod(TM) and VibeAway(TM) address important environmental concerns and problems facing the planet today. EcoPod(TM) and VibeAway(TM) are 100% recycled rubber-based products that can be utilized as support pads under any units that vibrate and make noise, including washing machines, dryers, compressors, commercial condensers, and many other units that advantageously benefit from sound and vibration control. In addition, we announced that we had filed a new patent application for a process it described as "Recycled Tire Pod with Appliance Recess Guide."

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

iVoice Technology has received a going concern opinion from its auditors. Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. The financing of our working capital needs was expected to be provided, in large part, from the sale of Class A Common Stock to YA Global Investments (f/k/a/Cornell Capital Partners) pursuant to the terms of the Standby Equity Distribution Agreement. The Standby Equity Distribution Agreement expired on February 5, 2008. If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Convertible Preferred Stock to iVoice, Inc. for net proceeds of $1,300,000. These funds were used to repay the YA Global Convertible Debenture and to continue to fund operations and the new venture in B Green discussed above.

We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business. See "Liquidity and Capital Resources."

iVoice Technology's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the business transferred to iVoice Technology by iVoice as part of the Spin-off. The financial information included in this report is not necessarily indicative of its future performance as an independent company.

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

RESULTS OF OPERATIONS 2008 COMPARED TO 2007

The majority our revenues were derived from the sale or license of our interactive voice response software products, which enable a caller to obtain requested information in voice form from a local or non-local database. Total revenues decreased $17,992 (27.8%) for the year ended December 31, 2008 to $46,773 as compared to the year ended December 31, 2007 as a result of a decrease in installations. The low sales volume of the IVR business is attributable to the minimal resources made available for the sales and marketing of the interactive voice response software products. During the fourth quarter of the current fiscal year, B Green Innovations, Inc. began shipping products to its customers. There can be no assurance that sales of these products will increase or that the Company will be able to achieve profitable operations.

Gross margin decreased $15,541 (25.2%) to $46,027 for the year ended December 31, 2008 as compared to the year ended December 31, 2007 as a result of the decrease in revenues.

Total operating expenses increased $152,137 (38.8%) to $544,272 for the year ended December 31, 2008 as compared to the year ended December 31, 2007 as a result of an increase in investor relations expenses and expenses associated with the operations of B Green Innovations, Inc. offset partially by lower professional fees.

For the year ended December 31, 2008, total other income was $383,283 as compared to an expense of $692,788 for the year ended December 31, 2007. This increase of $1,076,021 in other income is mostly attributed to the gain on valuation of derivative of $1,253,863 for the year ended December 31, 2008 as compared to a loss on valuation of derivative of $379,256 for the year ended December 31, 2007. This increase was partially offset by the increase in the amortization of debt discount of $515,831 for the year ended December 31, 2008 to $715,891 as compared to the year ended December 31, 2007.

Net loss for the year ended December 31, 2008 was $115,012 as compared to a loss of $1,023,355 for the year ended December 31, 2007. The decrease in net loss of $908,343 was the result of the factors discussed above.

As of December 31, 2008, iVoice Technology had one full-time employee and one part-time employee.

LIQUIDITY AND CAPITAL RESOURCES

To date, iVoice Technology has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On March 30, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) for the sum of $700,000 in exchange for the previously issued note payable for the same amount (see Notes 8 and 9 to the Financial Statements). On March 14, 2008, the Company and YA Global Investments agreed that the Company would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the Debenture. The amount redeemed was $691,021, consisting of the remaining balance of the Debenture of $572,815, accrued interest of $32,284, and a redemption premium of $85,922. The Debenture was amended to change amount to $186,557 with a due date of March 14, 2009. The Debenture shall accrue interest at the rate of 15% per annum, and shall be convertible at a conversion price equal to 70% of the lowest closing bid price of the Company's common stock during the 30 trading days immediately proceeding the conversion date. No conversions can be made prior to November 1, 2008.

On November 21, 2008, the Company entered into an Amendment Agreement (the "Agreement") between the Company and YA Global Investments LP, f/k/a Cornell Capital Partners, LP. ("YA Global") which paid off in full the Secured Convertible Debenture dated March 30, 2007 (the "Debenture"). Under the terms of the Agreement, the Company paid the sum of One Hundred and Thirty-five Thousand Dollars ($135,000) in full payment of the Debenture with a remaining principal balance of $186,567, with accrued interest of $17,788. The security interest that YA Global held in the assets of the Company was terminated. On August 5, 2005, iVoice Technology assumed an aggregate of $190,000 in liabilities from iVoice and iVoice assigned to iVoice Technology assets having an aggregate book value of $10,000. iVoice Technology believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

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

On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Convertible Preferred Stock to iVoice, Inc. for net proceeds of $1,300,000. These funds were used to repay the Convertible Debenture and to fund operations and the new venture in B Green Technologies discussed above.

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

During the year ended December 31, 2008, the Company had a net increase in cash of $278,292. The Company's principal sources and uses of funds were as follows:

     CASH USED IN OPERATING ACTIVITIES. The Company used $279,609 in cash for operating activities for the year ended December 31, 2008 as compared to $113,891 in the prior year. The increase in cash used for operating activities is primarily attributed to the payment of accrued interest and the redemption fee associated with the paydown of the convertible debenture.

     CASH USED IN INVESTING ACTIVITIES. The Company used $71,910 in investing activities for the year ended December 31, 2008 for deferred patent costs and purchases of capital equipment.

     CASH PROVIDED BY FINANCING ACTIVITIES. The Company generated $629,811 from financing activities for the year ended December 31, 2008 primarily as a result of net proceeds from the sales of Series A Convertible Preferred Stock, partially offset by the payment of the convertible debenture in the amount of $759,372.

There was no significant impact on the Company's operations as a result of inflation for the year ended December 31, 2008.

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

Due to the nature of the business and one-time contracts, it is unlikely that one customer will impact revenues in future periods. All revenues for 2008 related to the Company's IVR operations were derived from annual maintenance and support agreements.

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

During May of 2008, The FASB issued FASB Staff Position 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP 14-1"). FSP 14-1 requires the proceeds from the issuance of convertible debt be allocated between a debt component and an equity component. The debt component will be measured based on the fair value of similar debt without an equity conversion feature, and the equity component will be determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP 14-1 is effective for fiscal years beginning after December 15, 2008, and is applied retrospectively to all periods presented. The Company is currently evaluating the impact of this FSP on its financial statements.

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

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements ("EITF 08-3"). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF will not have a material effect on our financial statements.
OFF BALANCE SHEET ARRANGEMENTS
During fiscal 2008 we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 8. FINANCIAL STATEMENTS.
----------------------------

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

ITEM 9A(T). CONTROLS AND PROCEDURES.
------------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Sec. 240.13a-15(e) or 240.15d-15(e)) as of December 31, 2008, and based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of audit procedures for the year ended December 31, 2006, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007 and December 31, 2008:

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting tentatively beginning with our annual report for the year ended December 31, 2009.

CHANGES IN INTERNAL CONTROLS.

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-K. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

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


                                    PART III
                                    --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------

iVoice Technology's board of directors consists of two directors. Listed below is certain information concerning individuals who currently serve as directors and executive officers of iVoice Technology. Mr. Mahoney is currently a director of iVoice and we anticipate that Mr. Mahoney will remain a director of both iVoice and iVoice Technology.

                                  Position with                        Director
Name                 Age      iVoice Technology, Inc.                    since

Jerome R. Mahoney     49      Non-Executive Chairman of the Board        2004

Frank V. Esser        69      Director                                   2005

JEROME R. MAHONEY. Mr. Mahoney has served as iVoice Technology's President, Chief Executive Officer and Secretary since August 30, 2006. Mr. Mahoney formerly served as iVoice Technology's Non-Executive Chairman of the Board. He has been a director of iVoice since May 21, 1999. Mr. Mahoney is also the Chairman of the Board of Trey Resources, Inc. and has been a director of Trey Resources since January 1, 2002. He was also the Non-Executive Chairman of the Board of SpeechSwitch, Inc. and has been a director of SpeechSwitch from August 2004 until January 2008. He was also the Non-Executive Chairman of the Board of Deep Field Technologies, Inc. through February 13, 2007 and had been a director of Deep Field Technologies from August 2004 through February 2007. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, with which iVoice merged on May 21, 1999. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, NJ in 1983.

FRANK V. ESSER. Mr. Esser has served as a director of the Company since June 2005. He has also been a director of iVoice since February 2004. Mr. Esser functioned as Transfer Agent and Head Bookkeeper in the Treasury Department of Texaco Inc from 1959 to 1968. As a certified public accountant with Ernst & Young from 1968 to 1981, he participated in the audits of major publicly traded companies such as J.P. Stevens & Co., Dynamics Corporation of America, and Phillips - Van Heusen Corporation, along with law firms, banks, manufacturing companies and other organizations, and also participated in the public offerings of equity and debt and the preparation of SEC filings. In 1981, Mr. Esser accepted the position of Corporate Controller with Grow Group, Inc., a Fortune 500 manufacturer of paints, solvents, and household products and became its Chief Financial Officer in 1987. During 1997 and 1998, Mr. Esser was Chief Financial Officer of a privately-held plastics injection molding company. In 1998, Mr. Esser accepted the position of Senior Associate at Beacon Consulting Associates, adding the title of Vice President in 1999, and has been working in such capacities ever since. Mr. Esser holds a BA degree from Baruch College of the City University of New York and is a Certified Public Accountant in New York State.

AUDIT COMMITTEE

The Audit Committee currently consists of Messrs. Esser and Mahoney, with Mr. Esser serving as the Chairman of the Committee. Mr. Esser is an independent member of the Board of Directors and may be deemed a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee had one meeting in 2008 and both members were present. The Board of

Directors approved an Audit Committee Charter on March 30, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee's report submitted to the Board of Directors for the fiscal year ended December 31, 2008. The Audit Committee has:

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for filing with the Securities and Exchange Commission.

                                 AUDIT COMMITTEE
                              Frank Esser, CHAIRMAN
                                 Jerome Mahoney

The Audit Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under these acts.


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

                              DIRECTOR COMPENSATION


Name                       Fees Earned or        All Other            Total
-----                      ---------------
                             Paid in Cash       Compensation       Compensation
                             ------------       ------------       ------------
                                 ($)                ($)                ($)
                                 ---

Frank V. Esser(1)             $12,000(2)            $-0-             $12,000

(1) Mr. Esser has been serving as our outside director since June 2005 at a fee of $12,000 per year.

(2)  Mr. Esser has received no cash compensation during this period.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last three completed fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

                                                       Stock     All other        Total
Name and Position(s)              Year   Salary($)     Awards   Compensation   Compensation
--------------------              ----   ---------     ------   ------------   ------------
Jerome R. Mahoney(1)
  President, Chief Executive      2008   $94,585(2)      $0         $0            $94,585
  Officer and Director            2007   $91,319(2)      $0         $0            $91,319

(1) Mr. Mahoney has been serving as our President, Chief Executive Officer and Director since August 31, 2006. Prior to that time, Mr. Mahoney served as our Non-Executive Chairman of the Board since August 1, 2004. Mr. Mahoney's employment contract is for a term of five-years at a base salary of $85,000 in the first year with annual increases based on the Consumer Price Index every year thereafter.

(2) $27,085 and $41,319 was accrued and unpaid for the years ended December 31, 2008 and 2007, respectively.

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

                               STOCK OPTION GRANTS

The Company did not issue any stock options for the years ended December 31, 2008 and 2007

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

In the event Mr. Mahoney's employment agreement is terminated due to Mr. Mahoney's death, iVoice Technology will pay to his estate his full base salary for eight years from the date of termination at the highest salary level under the agreement. In the event Mr. Mahoney's employment agreement is terminated by iVoice Technology within three years following a change in control, as defined in the employment agreement, or by Mr. Mahoney for good reason within three years following a change in control, Mr. Mahoney will be entitled to receive a severance payment equal to three hundred percent (300%), less $100, of the average amount of his gross income for services rendered to iVoice Technology in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by iVoice Technology). Under his employment agreement, "good reason" means, among other things, (1) any limitation on Mr. Mahoney's powers as Chairman of the Board, (2) a reduction in compensation, (3) a relocation of the Company outside New Jersey or (4) the failure of the Company to make any required payments under the agreement. The employment agreement restricts Mr. Mahoney from competing with iVoice Technology during the term of the agreement and for one year after he is no longer employed by the Company; provided that Mr. Mahoney is receiving severance or other compensation from the Company pursuant to the employment agreement for at least one year (see Note 5 to the Financial Statements).

On March 9, 2009, the Company entered into Amendment No 7 to the Employment Agreement with Jerome Mahoney, President and Chief Executive Officer of the Company whereby the term of the Employment Agreement was extended to July 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of December 31, 2008 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of December 31, 2008 a total of 486,835,870, shares of Class A common stock were outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 31, 2008, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                            OWNERSHIP OF COMMON STOCK

                                                                 Common Stock           Percentage
Name and Position(s)                    Title of Class         Beneficially Owned      Ownership (1)
--------------------                    --------------         ------------------      -------------
Jerome R. Mahoney (1),
  Non-Executive Chairman             Class A Common Stock      1,341,151,948 (2)           74.4% (2)
  of the Board                       Class B Common Stock         420,488 (3)            100.00% (3)
                                     Class C Common Stock              0                   0.00%

Frank V. Esser,                      Class A Common Stock           585,424                 0.1%
  Director                           Class B Common Stock              0                    0.00%
                                     Class C Common Stock              0                    0.00%

All directors and executive          Class A Common Stock      1,341,737,372 (2)            74.5% (2)
Officers as a group (2 persons)      Class B Common Stock         420,488 (3)            100.00% (3)
                                     Class C Common Stock              0                    0.00%

(1) Percentage ownership for iVoice Technology Class A Common Stock is based on 486,835,870 shares of Class A Common Stock outstanding as of December 31, 2008.

(2) Includes 27,128,510 shares held and gives effect to the right of Mr. Mahoney pursuant to the promissory note to be executed by iVoice Technology in favor of Mr. Mahoney in the amount of $420,488 ($335,552, of indebtedness and deferred compensation and unpaid interest of $84,936) to convert amounts owing under such promissory note to 420,488 shares of Class B Common Stock, which are convertible into the number of shares of our Class A Common Stock, determined by dividing the number of shares of our Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock (1,314,023,438 shares). There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.

(3) Mr. Mahoney may at his option convert the $335,552 promissory note plus accrued interest of $84,936 held by him into Class B Common Stock of iVoice Technology at a rate of one dollar per share into 420,488 shares of iVoice Technology Class B Common Stock. Such Class B Common Stock is convertible at any time into shares of our Class A Common Stock at a rate equal to 80% of the lowest price that iVoice Technology issues shares of Class A Common Stock subsequent to the date of the note. Thus by virtue of Mr. Mahoney's right to convert $420,488 owing under such promissory note into 420,488 shares of iVoice Technology Class B Common Stock, Mr. Mahoney is deemed to beneficially own such shares for the purpose of computing the percentage of ownership by him, but such shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

On August 5, 2005, iVoice Technology assumed an aggregate of $190,000 in liabilities from iVoice and iVoice assigned to iVoice Technology assets having an aggregate book value of $10,000. iVoice Technology believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

In connection with the assumption of assets and liabilities by iVoice Technology from iVoice, iVoice Technology assumed from iVoice $190,000 of outstanding indebtedness from iVoice to Jerry Mahoney. The debt is subject to a promissory note having substantially the same terms as the terms applicable to the indebtedness from iVoice to Mr. Mahoney. On August 5, 2005, iVoice Technology, issued a promissory note in the amount of $190,000 payable to Mr. Mahoney that bears interest at the prime rate plus 2% per annum on the unpaid balance until paid or until default. Interest payments are due and payable annually. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, par value $0.01, for each dollar owed, (ii) the number of shares of our Class A Common Stock of iVoice Technology calculated by dividing
(x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of our Class A Common Stock since the first advance of funds under this note, or (iii) payment of the principal of this note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. During 2008 Mr. Mahoney received 46,500,000 shares of Class A Common Stock, with a market value of $82,150 as repayment of $19,680 of the loan. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $62,470. During the year ended December 31, 2007, Mr. Mahoney did not receive any repayments.

Mr. Mahoney agreed to forego receiving any shares of iVoice Technology's Class A Common Stock or Class B Common Stock he would otherwise have been entitled to receive in the Distribution by virtue of his ownership of either iVoice Class A Common Stock or iVoice Class B Common Stock.

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. At December 31, 2008, Mr. Mahoney's annual salary was $97,604. A portion of Mr. Mahoney's compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. On March 9, 2009, the Company entered into Amendment No 7 to the Employment Agreement with Jerome Mahoney, President and Chief Executive Officer of the Company whereby the term of the Employment Agreement was extended to July 31, 2016.

The Board has the option to pay Mr. Mahoney's compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. Mr. Mahoney deferred $27,085 and $41,319 of his compensation for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, total deferred compensation due to Mr. Mahoney was $193,844 and $166,759, respectively. IVoice Technology believes that the compensation provided to Mr. Mahoney is commensurate with compensation levels paid by other companies to management having equivalent experience and capabilities. (See "iVoice Technology Directors and Officers - Employment Agreements" for additional information.

In conjunction with the spin-off, iVoice Technology has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until iVoice Technology has found replacement services for those services being provided by iVoice or can provide these services for itself. Administrative services were $50,652 and $51,028, respectively, for the years ended December 31, 2008 and 2007 (see Note 6 to the Financial Statements). B Green Innovations, Inc., a subsidiary of iVoice Technology, has entered into a temporary administrative services agreement with iVoice. The administrative services agreement continues on a month-to-month basis until B Green Innovations, Inc. has found replacement services for those services being provided by iVoice or can provide these services for itself. Administrative services were $32,000 for the period ended December 31, 2008 (see Note 6 to the Financial Statements).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2008 and December 31, 2007 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.


     SERVICES                                         2008          2007
     ---------                                        ----          ----

     Audit Fees                                     $19,000       $19,000

     Audit - Related Fees                               -0-           -0-

     Tax fees                                           -0-           -0-

     All Other Fees                                     -0-           -0-
                                                    -------       -------
     Total                                          $19,000       $19,000
                                                    =======       =======

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. The Audit Committee in accordance with its procedures approved all of the services described above.

ITEM 15. EXHIBITS
-----------------

EXHIBITS
--------

No.       Description
---       -----------

3.1 Amended and Restated Certificate of Incorporation of iVoice Technology, Inc. (filed as Exhibit 3.1 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.2 Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on January 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated January 11, 2008 and incorporated herein by reference.)

3.3 Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on March 10, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated March 5, 2008 and incorporated herein by reference.)

3.4 Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on August 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated August 11, 2008 and incorporated herein by reference.)

3.5 Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on March 6, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference.)

3.6 By-laws of iVoice Technology, Inc. (filed as Exhibit 3.2 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

9.1 Voting Agreement, dated August 5, 2005, between Jerome Mahoney and Mark Meller (filed as Exhibit 9.1 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

9.2       Irrevocable Proxy of Mark Meller, dated August 5, 2005 (filed as
          Exhibit 9.2 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.1 Employment Agreement, dated as of August 1, 2004, between iVoice Technology, Inc. and Jerome Mahoney (initially filed as Exhibit 10.9 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, incorporated herein by reference) and amendment dated September 26, 2006 (filed as
          Exhibit 10.1 to iVoice Technology, Inc.'s Form 8-K, filed on September 28, 2006, incorporated by reference herein).

10.2 Administrative Services Agreement, dated August 1, 2004, between iVoice, Inc. and iVoice Technology, Inc. (filed as Exhibit 10.11 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.3 Amendment No. 1 to Employment Agreement, dated April 1, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.4 Amendment No. 2 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to iVoice Technology, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120490, filed on June 24, 2005, and incorporated herein by reference)

10.5 Amendment No. 3 to Employment Agreement, dated July 18, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.26 to iVoice Technology, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference

10.6 Promissory Note from iVoice Technology, Inc. to Jerome Mahoney, dated August 5, 2005 (filed as Exhibit 10.13 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.7 Amendment No. 4 to Employment Agreement, dated September 29, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit
          10.33 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.9 Amended Administrative Services Agreement, dated March 5, 2005, between iVoice, Inc. and iVoice Technology, Inc. (filed as Exhibit
          10.1 to iVoice Technology, Inc.'s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.10 Amendment No. 5 to Employment Agreement, dated September 26, 2006, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit
          10.1 on the Current Report on Form 8-K dated August 31, 2006, and incorporated herein by reference)

10.11 Amendment No. 6 to Employment Agreement, dated November 22, 2006, between iVoice Technology, Inc. and Jerome Mahoney filed herein.

10.12 Convertible Promissory Note, dated March 5, 2008, payable to iVoice Technology, Inc. (filed as Exhibit 10.2 to iVoice Technology, Inc.'s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.13 Security Agreement by and between iVoice Technology, Inc. and iVoice, Inc. dated March 5, 2008 (filed as Exhibit 10.3 to iVoice Technology, Inc.'s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.14 Amendment to Secured Convertible Debenture held by YA Global Investments, L.P. dated March 6, 2008 (filed as Exhibit 10.4 to iVoice Technology, Inc.'s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.15 Amendment Agreement dated November 21, 2008 between the Company and YA Global Investments LP, f/k/a Cornell Capital Partners, LP (filed as
          Exhibit 10.1 to iVoice Technology, Inc.'s Form 8-K, filed on November 26, 2008, and incorporated herein by reference)

10.16 Amendment No. 7 to Employment Agreement, dated March 9, 2009, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference)

14 Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.'s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 2006, and incorporated herein by reference)

21        List of subsidiaries filed herein.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


           Dated: March 25, 2009


                                 iVoice Technology, Inc..

                                 By: /s/ Jerome Mahoney
                                     ---------------------------
                                     Jerome Mahoney
                                     President, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Jerome Mahoney                                 Dated: March 25, 2009
    Jerome Mahoney
    President
    Chief Executive Officer
    Chief Financial Officer
    Director


By: /s/Frank Esser                                    Dated: March 25, 2009
    Frank Esser
    Director

                                  EXHIBIT INDEX

No.       Description
---       -----------

3.1 Amended and Restated Certificate of Incorporation of iVoice Technology, Inc. (filed as Exhibit 3.1 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.2 Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on January 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated January 11, 2008 and incorporated herein by reference.)

3.3 Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on March 10, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated March 5, 2008 and incorporated herein by reference.)

3.4 Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on August 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated August 11, 2008 and incorporated herein by reference.)

3.5 Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on March 6, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference.)

3.6 By-laws of iVoice Technology, Inc. (filed as Exhibit 3.2 to iVoice Technology, Inc.'s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

9.1 Voting Agreement, dated August 5, 2005, between Jerome Mahoney and Mark Meller (filed as Exhibit 9.1 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

9.2       Irrevocable Proxy of Mark Meller, dated August 5, 2005 (filed as
          Exhibit 9.2 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.1 Employment Agreement, dated as of August 1, 2004, between iVoice Technology, Inc. and Jerome Mahoney (initially filed as Exhibit 10.9 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, incorporated herein by reference) and amendment dated September 26, 2006 (filed as
          Exhibit 10.1 to iVoice Technology, Inc.'s Form 8-K, filed on September 28, 2006, incorporated by reference herein).

10.2 Administrative Services Agreement, dated August 1, 2004, between iVoice, Inc. and iVoice Technology, Inc. (filed as Exhibit 10.11 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.3 Amendment No. 1 to Employment Agreement, dated April 1, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to iVoice Technology, Inc.'s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.4 Amendment No. 2 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to iVoice Technology, Inc.'s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120490, filed on June 24, 2005, and incorporated herein by reference)

10.5 Amendment No. 3 to Employment Agreement, dated July 18, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.26 to iVoice Technology, Inc.'s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference

10.6 Promissory Note from iVoice Technology, Inc. to Jerome Mahoney, dated August 5, 2005 (filed as Exhibit 10.13 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.7 Amendment No. 4 to Employment Agreement, dated September 29, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit
          10.33 to iVoice Technology, Inc.'s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.9 Amended Administrative Services Agreement, dated March 5, 2005, between iVoice, Inc. and iVoice Technology, Inc. (filed as Exhibit
          10.1 to iVoice Technology, Inc.'s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.10 Amendment No. 5 to Employment Agreement, dated September 26, 2006, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit
          10.1 on the Current Report on Form 8-K dated August 31, 2006, and incorporated herein by reference)

10.11 Amendment No. 6 to Employment Agreement, dated November 22, 2006, between iVoice Technology, Inc. and Jerome Mahoney filed herein.

10.12 Convertible Promissory Note, dated March 5, 2008, payable to iVoice Technology, Inc. (filed as Exhibit 10.2 to iVoice Technology, Inc.'s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.13 Security Agreement by and between iVoice Technology, Inc. and iVoice, Inc. dated March 5, 2008 (filed as Exhibit 10.3 to iVoice Technology, Inc.'s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.14 Amendment to Secured Convertible Debenture held by YA Global Investments, L.P. dated March 6, 2008 (filed as Exhibit 10.4 to iVoice Technology, Inc.'s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.15 Amendment Agreement dated November 21, 2008 between the Company and YA Global Investments LP, f/k/a Cornell Capital Partners, LP (filed as
          Exhibit 10.1 to iVoice Technology, Inc.'s Form 8-K, filed on November 26, 2008, and incorporated herein by reference)

10.16 Amendment No. 7 to Employment Agreement, dated March 9, 2009, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference)

14 Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.'s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 2006, and incorporated herein by reference)

21        List of subsidiaries filed herein.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

                             IVOICE TECHNOLOGY, INC.
                             -----------------------

                              FINANCIAL STATEMENTS
                              --------------------

                           DECEMBER 31, 2008 AND 2007
                           --------------------------

                             IVOICE TECHNOLOGY, INC.
                             -----------------------

                              FINANCIAL STATEMENTS
                              --------------------

                                    CONTENTS
                                    --------

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     1

FINANCIAL STATEMENTS

      Consolidated Balance Sheets                                           2

      Consolidated Statements of Operations                                 3

      Consolidated Statements of Changes in Stockholders' Deficit           4

      Consolidated Statements of Cash Flows                                 5-7

      Notes to Consolidated Financial Statements                            8-27

                     BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
                     406 LIPPINCOTT DRIVE, MARLTON, NJ 08053
                       TEL: 856.355.5900 FAX: 856.396.0022

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Stockholders iVoice Technology, Inc.
Matawan, New Jersey

We have audited the accompanying consolidated balance sheets of iVoice Technology, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iVoice Technology, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2008 have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These issues lead to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Bagell, Josephs, Levine & Company, LLC
Marlton, New Jersey

March 14, 2009

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                  DECEMBER 31,
                                  ------------

                                                                                        2008              2007
                                                                                    ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $    460,869      $    182,577
   Accounts receivable, net of allowance for doubtful accounts of $12,083
     at December 31, 2008 and $8,250 at December 31, 2007                                   --               9,905
   Inventories                                                                             6,246              --
   Note receivable, net of allowance of $25,017 at December 31, 2008                        --                --
    Prepaid expenses and other current assets                                              6,615             4,407
                                                                                    ------------      ------------
Total current assets                                                                     473,730           196,889
                                                                                    ------------      ------------

Property, plant and equipment, net                                                        17,313               797
Other assets                                                                              54,540              --
                                                                                    ------------      ------------
Total assets                                                                        $    545,583      $    197,686
                                                                                    ============      ============

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses                                            $    543,215      $    694,783
   Accrued dividends                                                                     117,562              --
   Due to related parties                                                                263,704           220,619
   Deferred maintenance contracts                                                          9,407            14,097
   Notes payable to related parties                                                      141,708           161,388
   Convertible promissory note, net of unamortized debt discount of $91,869               15,953              --
   Convertible debenture, net of unamortized debt discount of $-0- and
      $499,940 at December 31, 2008 and December 31, 2007, respectively                     --             169,375
   Derivative liabilities                                                                133,212         1,079,256
                                                                                    ------------      ------------
Total current liabilities                                                              1,224,761         2,339,518
                                                                                    ------------      ------------
Commitments and Contingencies

Stockholders' deficit:
   Preferred stock, par value $1.00; authorized 1,000,000 shares; 10,000 shares designated as follows; 990,000 shares available for further designation
   Series A 10% Secured Convertible Preferred Stock; $1,000 stated value;
         authorized 10,000 shares; 1,444.44 shares issued and outstanding              1,444,444              --
   Common stock:
         Class A Common Stock- no par value; authorized 10,000,000,000 shares;
              486,835,870 shares issued and 485,641,387 outstanding and
              1,194,483 in escrow at December 31, 2008; 170,042,361 shares issued and 168,847,878 outstanding, and 1,194,483 in escrow
              at December 31, 2007;                                                      915,166           506,286
          Class B Common Stock - $.01 par value; authorized 50,000,000
              shares; no shares issued and outstanding                                      --                --
          Class C Common Stock - $.01 par value; authorized 20,000,000
              shares; no shares issued and outstanding                                      --                --
   Additional paid-in capital                                                          6,899,510         7,057,606
   Additional paid-in capital - beneficial conversion                                  1,444,444              --
   Accumulated deficit                                                               (11,382,742)       (9,705,724)
                                                                                    ------------      ------------
Total stockholders' deficit                                                             (679,178)       (2,141,832)
                                                                                    ------------      ------------
Total liabilities and stockholders' deficit                                         $    545,583      $    197,686
                                                                                    ============      ============

         See accompanying notes to the consolidated financial statements

                             IVOICE TECHNOLOGY, INC.
                             -----------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                               YEARS ENDED
                                                      DECEMBER 31,      DECEMBER 31,
                                                          2008              2007
                                                      ------------      ------------
Net sales                                             $     46,773      $     64,765
Cost of sales                                                  746             3,197
                                                      ------------      ------------

Gross profit                                                46,027            61,568
                                                      ------------      ------------

Operating expenses:

  General and administrative expenses                      544,272           382,680
  Engineering, research and development                       --               9,455
                                                      ------------      ------------
Total operating expenses                                   544,272           392,135
                                                      ------------      ------------

Loss from operations                                      (498,245)         (330,567)
                                                      ------------      ------------

Other income (expense):

  Interest income                                           13,902             3,421
  Interest expense                                        (164,736)         (116,893)
  Amortization of debt discount                           (715,891)         (200,060)
  Redemption premium                                       (85,922)             --
  Other income                                              82,017              --
  Gain (loss) on valuation of derivative                 1,253,863          (379,256)
                                                      ------------      ------------
Total other income (expense)                               383,233          (692,788)
                                                      ------------      ------------

Income (loss) from operations before income taxes         (115,012)       (1,023,355)

Provision for income taxes                                    --                --
                                                      ------------      ------------

Net income (loss)                                         (115,012)       (1,023,355)

Preferred stock accretion                                1,444,444              --
Preferred stock dividends                                  117,562              --
                                                      ------------      ------------

Net loss attributable to common shareholders          $ (1,677,018)     $ (1,023,355)
                                                      ============      ============

Basic and diluted loss to per common share            $       0.00      $      (0.02)
                                                      ============      ============

Weighted average shares outstanding -
     Basic and diluted                                 440,330,597        54,971,994
                                                      ============      ============

         See accompanying notes to the consolidated financial statements

                            IVOICE TECHNOLOGY, INC.
                            -----------------------
          CONCSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
          ------------------------------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                 ----------------------------------------------


                                                       SERIES A
                                                    PREFERRED STOCK                    COMMON STOCK A
                                            -------------------------------   --------------------------------
                                                SHARES           AMOUNT           SHARES            AMOUNT
                                            --------------   --------------   --------------    --------------
Balance at January 1, 2007                            --     $         --         25,564,834    $      264,509
                                            --------------   --------------   --------------    --------------
Issuance of common stock pursuant
to terms of the Equity Line of Credit                 --               --         90,874,723           141,728
                                            --------------   --------------   --------------    --------------
Common stock issued for conversion
of convertible debenture                              --               --         21,208,321            38,615
                                            --------------   --------------   --------------    --------------
Common stock issued for repayment
of related party note payable                         --               --         31,200,000            61,434
                                            --------------   --------------   --------------    --------------
Net loss for the year ended
December, 31, 2007                                    --               --               --                --
                                            --------------   --------------   --------------    --------------
Balance at December 31, 2007                          --               --        168,847,878           506,286
                                            --------------   --------------   --------------    --------------

Common stock issued for repayment
of related party note payable                         --               --         46,500,000            82,150
                                            --------------   --------------   --------------    --------------
Common stock issued for conversion
of convertible debenture                              --               --         87,653,565           118,283
                                            --------------   --------------   --------------    --------------
Common stock issued for conversion
of convertible promissory note                        --               --         42,000,000            45,720
                                            --------------   --------------   --------------    --------------
Common stock issued for services
received                                              --               --         51,600,000            59,892
                                            --------------   --------------   --------------    --------------

Issuance of common stock pursuant
to terms of the Equity Line of Credit                 --               --         89,039,944           102,835
                                            --------------   --------------   --------------    --------------
Issuance of Series A Preferred Stock
for cash                                           144.444        1,444,444             --                --
                                            --------------   --------------   --------------    --------------
Beneficial conversion on preferred
stock                                                 --               --               --                --
                                            --------------   --------------   --------------    --------------
Preferred stock dividends                                              --               --                --
                                            --------------   --------------   --------------    --------------
Net loss for the year ended
December, 31, 2008                                    --               --               --                --
                                            --------------   --------------   --------------    --------------
Balance at December 31, 2008                       144.444        1,444,444      485,641,387           915,166
                                            --------------   --------------   --------------    --------------

                                              ADDITIONAL
                                               PAID-IN
                                               CAPITAL -       ADDITIONAL                            TOTAL
                                              BENEFICIAL        PAID-IN         ACCUMULATED      STOCKHOLDERS'
                                              CONVERSION        CAPITAL           DEFICIT           DEFICIT
                                            --------------   --------------    --------------    --------------

Balance at January 1, 2007                            --     $    7,081,947    $ ( 8,682,369)    $ ( 1,335,913)
                                            --------------   --------------    --------------    --------------
Issuance of common stock pursuant
to terms of the Equity Line of Credit                 --            (24,341)             --             117,387
                                            --------------   --------------    --------------    --------------
Common stock issued for conversion
of convertible debenture                              --               --                --              38,615
                                            --------------   --------------    --------------    --------------
Common stock issued for repayment
of related party note payable                         --               --                --              61,434
                                            --------------   --------------    --------------    --------------
Net loss for the year ended
December, 31, 2007                                    --               --          (1,023,355)       (1,023,355)
                                            --------------   --------------    --------------    --------------
Balance at December 31, 2007                          --          7,057,606        (9,705,724)       (2,141,832)
                                            --------------   --------------    --------------    --------------

Common stock issued for repayment
of related party note payable                         --               --                --              82,150
                                            --------------   --------------    --------------    --------------
Common stock issued for conversion
of convertible debenture                              --               --                --             118,283
                                            --------------   --------------    --------------    --------------
Common stock issued for conversion
of convertible promissory note                        --               --                --              45,720
                                            --------------   --------------    --------------    --------------
Common stock issued for services
received                                              --               --                --              59,892
                                            --------------   --------------    --------------    --------------

Issuance of common stock pursuant
to terms of the Equity Line of Credit                 --            (13,652)             --              89,183
                                            --------------   --------------    --------------    --------------
Issuance of Series A Preferred Stock
for cash                                              --           (144,444)             --           1,300,000
                                            --------------   --------------    --------------    --------------
Beneficial conversion on preferred
stock                                            1,444,444                         (1,444,444)             --
                                            --------------   --------------    --------------    --------------
Preferred stock dividends                             --               --            (117,562)         (117,562)
                                            --------------   --------------    --------------    --------------
Net loss for the year ended
December, 31, 2008                                    --               --            (115,012)         (115,012)
                                            --------------   --------------    --------------    --------------
Balance at December 31, 2008                     1,444,444        6,899,510       (11,382,742)         (679,178)
                                            --------------   --------------    --------------    --------------

        See accompanying notes to the consolidated financial statements

                            IVOICE TECHNOLOGY, INC.
                            -----------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                        FOR THE YEARS ENDED DECEMBER 31,
                        --------------------------------

                                                                                  2008              2007
                                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $   (115,012)     $ (1,023,355)
    Adjustments to reconcile net loss to net cash
       (used in) operating activities:
          Depreciation                                                                 854               468
          (Gain) loss on valuation of derivative                                (1,253,863)          379,256
          Amortization of discount on debt                                         715,891           200,060
          Beneficial conversion incurred in debt reduction                          62,470            51,892
          Beneficial conversion incurred in conversion of debenture                 21,783              --
          Beneficial conversion incurred in conversion of promissory note           32,280              --
          Common stock issued for investor relations                                24,192              --
          Common stock issued for consulting fees                                   35,700              --
    Changes in certain assets and liabilities:

               Decrease (increase) in accounts receivable                            9,905            (4,072)
               Increase in inventories                                              (6,246)             --
               (Increase) decrease in prepaid expenses and other                    (2,208)            4,226
               Increase in accounts payable and accrued expenses                   156,250           237,539
               Increase in due to related parties                                   43,085            41,319
               Decrease in deferred maintenance contracts                           (4,690)           (1,224)
                                                                              ------------      ------------
                  Net cash (used in) operating activities                         (279,609)         (113,891)
                                                                              ------------      ------------
Cash flows from investing activities:

   Increase in other assets                                                        (54,540)             --
   Purchases of equipment                                                          (17,370)             --
                                                                              ------------      ------------
               Net cash (used in) investing activities                             (71,910)             --
                                                                              ------------      ------------

Cash flows from financing activities:

   Issuance of common stock through equity financing                                89,183           117,387
   Net proceeds from sale of Series A Preferred Stock                            1,300,000              --
   Payment of convertible debenture                                               (759,372)             --
                                                                              ------------      ------------
               Net cash provided by financing activities                           629,811           117,387
                                                                              ------------      ------------

Net increase in cash and cash equivalents                                          278,292             3,496
Cash and cash equivalents, beginning of year                                       182,577           179,081
                                                                              ------------      ------------

Cash and cash equivalents, end of year                                        $    460,869      $    182,577
                                                                              ============      ============

Supplemental Schedule of Cash Flow Information::
During the year, cash was paid for the following:
Income taxes                                                                  $       --        $       --
                                                                              ============      ============
Interest                                                                      $     50,072      $       --
                                                                              ============      ============


Supplemental Disclosure of Non-Cash Investing and Financing Activities:
 Accounts payable converted into convertible promissory notes                 $    121,262      $       --
                                                                              ============      ============
 Accrued expenses converted into convertible debenture                        $    186,557      $       --
                                                                              ============      ============
 Note payable converted into convertible debenture                            $       --        $    700,000
                                                                              ============      ============
 Convertible debenture converted into common stock                            $    109,940      $     17,285
                                                                              ============      ============
 Promissory note converted into common stock                                  $     19,680      $       --
                                                                              ============      ============

        See accompanying notes to the consolidated financial statements

IVOICE TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE YEAR ENDED DECEMBER 31, 2008:
-------------------------------------

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

g) The Company accrued $117,562 of preferred stock dividends.

h) The Company recognized $1,444,444 of preferred stock accretion in the consolidated statements of operations as a result of the conversion features of the preferred stock issued (See Note 11).

i) The Company issued 21,600,000 shares of Class A common stock with a fair value of $24,192 to an individual for repayment of investor relations expenses.

j) The Company issued 30,000,000 shares of Class A common stock with a fair value of $35,700 to two individuals for repayment of consulting fees.

See accompanying notes to the consolidated financial statements

IVOICE TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
(CONTINUED):

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

b) During the year ended December 31, 2007, the Company issued 21,208,321 shares of Class A common stock for repayment of convertible debenture in lieu of cash, valued at $38,615, less fees of $7,930.

c) During the year ended December 31, 2007, the Company issued 90,874,723 shares of Class A common stock for fees pursuant to the Equity Line of Credit with YA Global Investments (f/k/a/ Cornell Capital Partners) valued at $141,728.

d) During the year ended December 31, 2007, the Company issued a Secured Convertible Debenture dated March 30, 2007 (the "Debenture") to YA Global (f/k/a/ Cornell Capital Partners, LP.) for the sum of $700,000 in exchange for a note payable for the same amount.

e) During the year ended December 31, 2007, the Company converted a convertible debenture into common stock in the amount of $17,285.

See accompanying notes to the consolidated financial statements

                             IVOICE TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007

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

In May 2008, the Company formed B Green Innovations, Inc. ("B Green"), a wholly-owned subsidiary, and has agreed to invest up to $500,000 in B Green, to commercialize its "green" technology platforms. The Company has made initial investments by purchasing 110 shares of Series B Secured 10% Convertible Preferred Stock for net proceeds of $99,000 to B Green.

As of August 4, 2008 the Company uses the alternative name of "iGreen Innovations, Inc." The Company also plans to change its trading symbol. The Company is a "green" technology company, focused on acquiring and identifying promising technologies that address environmental issues.

NOTE 2 - BUSINESS OPERATIONS
----------------------------

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

The first technology will be used to create new products from recycled tire rubber. EcoPod and VibeAway(TM) address important environmental concerns and problems facing the planet today. EcoPod and VibeAway(TM) are 100% recycled rubber-based products that can be utilized as support pads under any units that vibrate and make noise, including washing machines, dryers, compressors, commercial condensers, and many other units that advantageously benefit from sound and vibration control. In addition, we announced that we had filed a new patent application for a process it described as "Recycled Tire Pod with Appliance Recess Guide."

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE 2 - BUSINESS OPERATIONS (CONTINUED)
----------------------------------------

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

As of December 31, 2008, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

Management plans on developing and selling products from its subsidiary, B Green Innovations, Inc., and pursuing opportunities for its IVR technology to achieve profitability and to generate a positive cash flow. However, these plans are dependent upon obtaining additional capital. There can be no assurance that the Company will be able to obtain the necessary capital, and achieve its growth objectives. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----  ----------------------------------------------

a)    Basis of Presentation

The accompanying consolidated financial statements included herein have been prepared have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----  ----------------------------------------------------------

c) Revenue Recognition (continued)

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

Due to the nature of the business and one-time contracts, it is unlikely that one customer will impact revenues in future periods. All revenues for 2008 related to the Company's IVR operations were derived from annual maintenance and support agreements.

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

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the years ended December 31, 2008 and 2007, the Company incurred advertising expenses of $998 and $-0-, respectively.

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2008 and 2007.

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g) Cash and Cash Equivalents (continued)

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured cash balances at December 31, 2008 and 2007 were $204,808 and $82,577, respectively.

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

j) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of December 31, 2008 the Company believes it has no significant risk related to its concentration within its accounts receivable.

k) Loss per Share

Basic and diluted net loss per share available to common stockholders is presented in conformity with SFAS No. 128, "Earnings per Share." Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as conversions, exercise or contingent exercise of securities. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS at December 31, 2008 and 2007 does not assume conversion, exercise or contingent exercise of securities in the amount of approximately 318,593,750 and 660,912,292 shares, respectively, as they would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k) Loss Per Share (continued)

The computation of EPS is as follows:
                                                    DECEMBER 31,   DECEMBER 31,
                                                        2007           2007
                                                    ------------   ------------
    BASIC AND DILUTED NET LOSS PER SHARE
    COMPUTATION:
      Net loss attributable to common
         stockholders                               $ (1,677,018)  $ (1,023,355)
      Weighted-average common shares outstanding     440,330,597     54,971,994
      Basic and diluted net loss per share
         attributable to common stockholders        $      (0.00)  $      (0.02)

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

n) Fair Value of Instruments

The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, deposits, prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

o) Recent Accounting Pronouncements

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

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's financial statements. See Note 13 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

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

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

o) Recent Accounting Pronouncements (continued)

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

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

o) Recent Accounting Pronouncements (continued)

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

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements ("EITF 08-3"). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF will not have a material effect on our financial statements.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

In conjunction with the spin-off, iVoice Technology has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until iVoice Technology has found replacement services for those services being provided by iVoice or can provide these services for itself. Administrative services were $50,652 and $51,028, respectively, for the years ended December 31, 2008 and 2007 (see Note
6).

B Green Innovations, Inc., a subsidiary of iVoice Technology, has entered into a temporary administrative services agreement with iVoice. The administrative services agreement continues on a month-to-month basis until B Green Innovations, Inc. has found replacement services for those services being provided by iVoice or can provide these services for itself. Administrative services were $32,000 for the period ended December 31, 2008 (see Note 6).

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of iVoice Technology. This amount is related to funds loaned to iVoice and is unrelated to the operations of iVoice Technology. The note will bear interest at the rate of

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

prime plus 2.0% per annum (5.25% and 9.25% at December 31, 2008 and 2007, respectively) on the unpaid balance until paid. Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. During 2008 Mr. Mahoney received 46,500,000 shares of Class A Common Stock, with a market value of $82,150 as repayment of $19,680 of the loan. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $62,470. As of December 31, 2008 and 2007, the outstanding balances were $141,708 and $161,388, plus accrued interest of $84,936 and $61,126, respectively.

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

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. At December 31, 2008, Mr. Mahoney's annual salary was $97,604. A portion of Mr. Mahoney's compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash.

The Board has the option to pay Mr. Mahoney's compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. Mr. Mahoney deferred $27,085 and $41,319 of his compensation for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, total deferred compensation due to Mr. Mahoney was $193,844 and $166,759, respectively.

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

On August 29, 2005, the Company entered into an employment agreement with Mark Meller. Mr. Meller served as the Company's President, Chief Executive Officer and Chief Financial Officer until August 29, 2006. As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation. The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock. During 2008 and 2007, Mr. Meller received no payments for deferred compensation. As of December 31, 2008 and 2007, total deferred compensation due to Mr. Meller was $53,860.

Mr. Mahoney has a consulting agreement with B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Mr. Mahoney agreed to accept compensation pursuant to this Consulting Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides in its sole discretion that the Company does not have the financial resources to pay the Consultant in cash. The number of Class B Common Stock shares to be issued to the Consultant pursuant to this Paragraph 2 shall be equal to one share of Class B common stock for every dollar of compensation due and owing the Consultant. As of December 31, 2008, Mr. Mahoney is due $16,000, and no shares have been issued.

NOTE 6 - CONVERTIBLE PROMISSORY NOTE AND CONVERTIBLE DEBENTURE
--------------------------------------------------------------

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

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. For the period ended December 31, 2008, unpaid administrative services in the amount of $42,210 were added to the original convertible promissory note of $50,652.

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE 6 - CONVERTIBLE PROMISSORY NOTE AND CONVERTIBLE DEBENTURE (CONTINUED)
--------------------------------------------------------------------------

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

During the year ended December 31, 2008, the Company issued 42,000,000 shares of Class A common stock with a fair value of $45,720 to reduce the convertible promissory note in the amount of $13,440. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $32,280.

As of December 31, 2008, the outstanding balance on the Convertible Promissory Note was $79,422.

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

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility:
250.92%. The accounting guidance instructs that the conversion options are a derivative liability. At March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE 6 - CONVERTIBLE PROMISSORY NOTE AND CONVERTIBLE DEBENTURE (CONTINUED)
--------------------------------------------------------------------------

Other Expense - Loss on Valuation of Derivative for $16,366, resulting primarily from calculation of the conversion price. For the year ended December 31, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $31,030. The fair value of the embedded conversion was estimated at the December 31, 2008 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 5 years; and volatility: 236.79%.

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

On June 30, 2008, the Company converted its outstanding B Green accounts payable to iVoice, Inc., for unpaid administrative services, in the amount of $8,000 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. For the year ended December 31, 2008 total unpaid administrative services in the amount of $20,400 was added to the convertible promissory note of $8,000.

As of December 31, 2008, the outstanding balance on the B Green Convertible Promissory Note was $28,400.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FASB 133"), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions, the same as used for iVoice Technology as B Green as there is no market for B Green's stock: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 5 years; and volatility: 226.33%. The accounting guidance instructs that the conversion options are a derivative liability. At June 30, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $8,000, and charged Other Expense - Loss on Valuation of Derivative for $16,366, resulting primarily from calculation of the conversion price. For the year ended December 31, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $6,738. The fair value of the embedded conversion was estimated at the December 31, 2008 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 5 years; and volatility: 236.79%.

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE 7 - INCOME TAXES
---------------------

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At December 31, 2008 and 2007 deferred tax assets consist of the following:

                                                   2008            2007
                                                ----------      ----------
          Net operating loss carry forwards     $  663,000      $  466,000
          Deferred compensation                    105,000          88,000
                                                ----------      ----------
          Deferred tax asset                       763,000         554,000
          Less: valuation allowance               (768,000)       (554,000)
                                                ----------      ----------
          Deferred tax asset, net               $      -0-      $      -0-
                                                ==========      ==========

At December 31, 2008 and 2007, the Company had a federal net operating loss carry forward in the approximate amounts of $1,658,000 and $1,164,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - NOTE PAYABLE
---------------------

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

The note payable bears interest at the rate of 12% per annum, which was increased to 18% on September 1, 2006, as a result of a default. Weekly principal installments of $10,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE 8 - NOTE PAYABLE (CONTINUED)
---------------------------------

month thereafter until the principal is paid in full. The note payable matured on September 1, 2006 with a lump sum payment due of any remaining principal and/or interest. Payment had not been made and the Company was in default.

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

NOTE 9 - CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITY
-------------------------------------------------------

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

On March 14, 2008, the Company and YA Global Investments agreed that the Company would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE 9 - CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITY (CONTINUED)
-------------------------------------------------------------------

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

On November 21, 2008, the Company entered into an Amendment Agreement (the "Agreement") between the Company and YA Global Investments LP, f/k/a Cornell Capital Partners, LP. ("YA Global") which paid off in full the Secured Convertible Debenture dated March 30, 2007 (the "Debenture"). Under the terms of the Agreement, the Company paid the sum of One Hundred and Thirty-five Thousand Dollars ($135,000) in full payment of the Debenture with a remaining principal balance of $186,557, with accrued interest of $17,788. The difference of $69,355 is included in other income in the accompanying consolidated financial statements, as the security interest that YA Global held in the assets of the Company was terminated.

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

For the year ended December 31, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $1,291,631. For the year ended December 31, 2007, the Company recorded a Loss on Valuation of Derivative in the amount of $379,256. The fair value of the embedded conversion was estimated at December 31, 2007 using the Black-Scholes model with the following assumptions: risk free interest rate: 4.74%; expected dividend yield: 0%: expected life: 3 years; and volatility: 572.03%. There was no derivative liability at December 31, 2008 as the convertible debenture has been paid in full.

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE 10 - STANDBY EQUITY DISTRIBUTION AGREEMENT
-----------------------------------------------

On September 22, 2005, iVoice Technology entered into a Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments (f/k/a/ Partners) (which was amended and restated on December 12, 2005) whereby YA Global agrees to purchase up to $10 million of the Company's Class A Common Stock over a two-year period. The shares issued under the SEDA must be first registered under the Securities Act of 1933, as amended. The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company's Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell under the SEDA. In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. For the year ended December 31, 2008, the Company had sold 89,039,944 shares of Class A common stock to YA Global for $89,183, which is net of fees of $13,652. For the year ended December 31, 2007, the Company had sold 90,874,723 shares of Class A common stock to YA Global for $117,387, which is net of fees of $24,341.

The Standby Equity Distribution Agreement expired on February 5, 2008.

NOTE 11 - CAPITAL STOCK
-----------------------

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

As of December 31, 2008, 1,444.44 shares of Series A 10% Convertible Preferred Stock are issued and outstanding.

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE 11 - CAPITAL STOCK (CONTINUED)
-----------------------------------

a) Preferred Stock (continued)

The Series A 10% Convertible Preferred Stock has a feature that grants holders the right to convert this stock into common shares based upon 80% of the lowest price the Company has ever issued its Class A Common Stock. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate:
5.47%; expected dividend yield: 0%: expected life: 5 years; and volatility:
265.44%. Due to this conversion feature the entire investment is deemed a dividend. For the year ended December 31, 2008, $1,444,444 of preferred stock accretion was recognized in the consolidated statements of operations.

b) Class A Common Stock

As of December 31, 2008, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 486,835,870 shares were issued, 485,641,387 shares were outstanding, and 1,194, 483 shares were in escrow.

As of December 31, 2007, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 170,042,361 shares were issued, 168,847,878 shares were outstanding, and 1,194, 483 shares were in escrow.

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

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE 11 - CAPITAL STOCK (CONTINUED)
-----------------------------------

c) Class B Common Stock

As of December 31, 2008, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of December 31, 2008 and 2007, no shares were issued or outstanding.

d) Class C Common Stock

As of December 31, 2008, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of December 31, 2008 and 2007, no shares were issued or outstanding.

NOTE 12 - STOCK OPTIONS

Stock Option Plans

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors' and Officers' Stock Incentive Plan ("Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.

The Company did not issue any stock options for the years ended December 31, 2008 and 2007.

                             IVOICE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2008 AND 2007

NOTE 13 - FAIR VALUE MEASUREMENTS
---------------------------------

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

The following tables represent the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and 2007, respectively.

December 31, 2008

                                Level I      Level II    Level III       Total
                               ----------   ----------   ----------   ----------
Total Assets                   $     --     $     --     $     --     $     --
                               ==========   ==========   ==========   ==========

Convertible promissory notes   $     --     $   15,943   $     --     $   15,943
Note payable to related parties      --        141,708         --        141,708
Convertible debentures               --           --           --           --
Derivative liabilities               --        133,212         --        133,212
                               ----------   ----------   ----------   ----------
Total Liabilities              $     --     $  290,863   $     --     $  290,863
                               ==========   ==========   ==========   ==========


December 31, 2007

                                Level I      Level II    Level III      Total
                               ----------   ----------   ----------   ----------
Total Assets                   $     --     $     --     $     --     $     --
                               ==========   ==========   ==========   ==========

Convertible promissory notes   $     --     $     --     $     --     $     --
Note payable to related parties      --        161,388         --        161,388
Convertible debentures               --        169,375         --        169,375
Derivative liabilities               --      1,079,256         --      1,079,256
                               ----------   ----------   ----------   ----------
Total Liabilities              $     --     $1,410,019   $     --     $1,410,019
                               ==========   ==========   ==========   ==========

NOTE 14 - SUBSEQUENT EVENT
--------------------------

On March 5, 2009, the Company amended its Certificate of Incorporation to provide that Series A Preferred Stock shall not be convertible into any other class of capital stock of the Company, and that such Preferred Stock will not have any voting rights.

On March 9, 2009, the term of the employment agreement between the Company and Jerome Mahoney, the Company's President and Chief Executive Officer, was extended to July 31, 2016.