Form 10-Q
period 2009-03-31
iVoice Technology, Inc.
filed 2009-05-15
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-120490

iVOICE TECHNOLOGY, INC.
(Exact name of the Registrant as specified in Charter)

New Jersey	20-1862731
(State of Incorporation)	(I.R.S. Employer ID Number)

750 Highway 34, Matawan, New Jersey	07747
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone No. including Area Code: 732-441-7700

Securities registered under 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 526,309,870 shares of Class A Common stock, no par value as of May 13, 2009.

iVOICE TECHNOLOGY, INC

iVOICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$402,086	460,869
Accounts receivable, net of allowance for doubtful accounts of $8,250 at March 31, 2009 and December 31, 2008	1,151	-
Inventories	5,449	6,246
Note receivable, net of allowance of $25,017 at March 31, 2009 and December 31, 2008	-	-
Prepaid expenses and other current assets	6,292	6,615
Total current assets	414,978	473,730

Property, Plant and Equipment, net	15,191	17,313
Other assets	55,825	54,540

Total assets	$485,994	$545,583

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$570,126	$543,215
Accrued dividends	153,673	117,562
Due to related parties	274,605	263,704
Deferred maintenance contracts	12,971	9,407
Notes payable to related parties	141,708	141,708
Convertible promissory note, net of unamortized debt discount of $102,498 at March 31, 2009 and $91,869 at December 31, 2008	24,634	15,953
Derivative liabilities	824,752	133,212
Total current liabilities	2,002,469	1,224,761

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 10,000 shares designated as follows; 990,000 available for further designation
Series A 10% Secured Preferred Stock; $1,000 stated value; authorized 10,000 shares; 1,444.44 shares issue and outstanding	1,444,444	1,444,444
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 526,309,870 shares issued and 525,115,387 outstanding and 1,194,483 in escrow at March 31, 2009; 486,835,870 shares issued and 485,641,387 outstanding, and 1,194,483 in escrow at December 31, 2008;	939,837	915,166
Class B - $.01 par value; authorized 50,000,000 shares; no shares issued and outstanding	-	-
Class C - $.01 par value; authorized 20,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	6,899,510	6,899,510
Additional paid-in capital – beneficial conversion	1,444,444	1,444,444
Accumulated deficit	(12,244,710)	(11,382,742)
Total stockholders' deficit	(1,516,475)	(679,178)
Total liabilities and stockholders' deficit	$485,994	$545,583

See accompanying notes to condensed consolidated financial statements

IVOICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

Net sales	$15,030	$13,073

Cost of sales	9,221	-

Gross profit	5,809	13,073

Operating expenses:
General and administrative expenses	141,123	94,357
Total operating expenses	141,123	94,357

Loss from operations	(135,314)	(81,284)

Other income (expense):
Interest income	1,023	2,020
Interest expense	(10,656)	(130,634)
Amortization of debt discount	(14,033)	(522,599)
Redemption premium	-	(85,922)
Gain (loss) on valuation of derivative	(666,877)	872,915

Total other income (expense)	(690,543)	135,780

Income (loss) from operations before income taxes	(825,857)	54,496

Provision for income taxes	-	-

Net income (loss)	(825,857)	54,496

Preferred stock accretion	-	1,444,444
Preferred stock dividends	36,111	7,632

Net loss attributable to common shareholders	$(861,968)	$(1,397,580)

Basic and diluted loss to per common share	$0.00	$0.00

Weighted average shares outstanding - Basic and diluted	509,325,787	317,050,738

See accompanying notes to condensed consolidated financial statements

IVOICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income (loss)	$(825,857)	$54,496
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,122	117
(Gain) loss on valuation of derivative	666,877	(872,915)
Amortization of discount on debt	14,033	522,599
Issuance of common stock for services	14,219	-
Beneficial conversion incurred in debt reduction	-	62,470
Beneficial conversion incurred in conversion of debenture	-	21,783
Beneficial conversion incurred in conversion of promissory note	5,100	32,280

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(1,151)	6,072
Decrease in inventories	797	-
Decrease (increase) in prepaid expenses	323	(22)
Increase in other assets	(1,285)	(3,080)
Increase in accounts payable and accrued liabilities	51,574	26,239
Increase in amounts due to related parties	10,901	8,107
Increase in deferred maintenance contracts	3,564	2,438
Net cash (used in) operating activities	(58,783)	(139,416)

Cash flows from financing activities:
Issuance of common stock through equity financing	-	89,183
Net proceeds from sale of Series A Preferred Stock	-	1,300,000
Payment to potential merger partner	-	(30,000)
Payment of convertible debenture	-	(572,815)
Net cash provided by financing activities	-	786,368

Net increase (decrease) in cash and cash equivalents	(58,783)	646,952
Cash and cash equivalents at beginning of period	460,869	182,577
Cash and cash equivalents at end of period	$402,086	$829,529

Supplemental Disclosure of Cash Flow Information:
During the period, cash was paid for the following:
Taxes paid	$-	$-
Interest paid	$-	$32,284

Supplemental Cash Flow Information:
Non-cash Transactions
Accounts payable converted into convertible promissory note	$24,663	$50,652
Accrued expenses converted to convertible promissory note	$-	$186,557
Convertible promissory note converted to common stock	$5,352	$129,620
Common stock issued for services	$14,219	$-

See accompanying notes to condensed consolidated financial statements

IVOICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the Three Months Ended March 31, 2009:

a) During the three months ended March 31, 2009, the Company issued 16,724,000 shares of Class A common stock with a fair value of $10,452 to reduce the convertible promissory note in the amount of $5,352. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $5,100.

b) During the three months ended March 31, 2009, the Company issued 22,750,000 shares of Class A common stock with a fair value of  $14,219 for investor relations services.

c) During the three months ended March 31, 2009, the Company converted accounts payable to a convertible promissory note in the amount of $24,663.

d) The Company accrued $36,111 of preferred stock dividends.

For the Three Months Ended March 31, 2008:

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

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 1      Background

iVoice Technology, Inc. (“iVoice Technology” or the “Company”) was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. (“iVoice”).  The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology, Inc., a Nevada corporation and affiliate of the Company.  When we refer to or describe any agreement, contract or other written instrument of the Company in these notes, we are referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology Nevada and assigned to the Company.

In May 2008, the Company formed B Green Innovations, Inc. (“B Green”), a wholly-owned subsidiary, and has agreed to invest up to $500,000 in B Green, to commercialize its “green” technology platforms. The Company has made investments by purchasing 160 shares of Series B Secured 10% Convertible Preferred Stock for net proceeds of $144,000 to B Green.

As of August 4, 2008 the Company uses the alternative name of “iGreen Innovations, Inc.”  The Company also plans to change its trading symbol. The Company is a “green” technology company, focused on acquiring and identifying promising technologies that address environmental issues.

Note 2      Business Operations

B Green Innovations, Inc. (B Green) a Matawan, New Jersey-based corporation and wholly owned subsidiary of iVoice Technology (OTC Bulletin Board: IVOT) is dedicated to becoming a “green” technology company, focused on acquiring and identifying promising technologies that address environmental issues.

The Company has agreed to invest up to $500,000 in B Green to develop and commercialize its “green” technology platforms. The Company believes that this investment will allow B Green to further develop additional technologies.

The first technology will be used to create new products from recycled tire rubber. EcoPod and VibeAway™ address important environmental concerns and problems facing the planet today. EcoPod and VibeAway™ are 100% recycled rubber-based products that can be utilized as support pads under any units that vibrate and make noise, including washing machines, dryers, compressors, commercial condensers, and many other units that advantageously benefit from sound and vibration control. In addition, we announced that we had filed a new patent application for a process it described as “Recycled Tire Pod with Appliance Recess Guide.”
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

Note 3      Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company relies on iVoice, Inc. for administrative, management, research and other services.

 As of March 31, 2009, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2009 and 2008

Note 4      Summary of Significant Accounting Policies

a)    Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2008 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

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

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2009 and 2008

Note 4      Summary of Significant Accounting Policies (continued)

e)    Research and Development Costs

Research and development costs are charged to expense as incurred.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the three months ended March 31, 2009 and 2008, the Company incurred $3,501 and $-0-, respectively.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2009 and December 31, 2008.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured cash balances at March 31, 2009 and December 31, 2008 were $133,941 and $204,808, respectively.

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

j)    Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively.

k)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended March 31, 2008.

l)    Fair Value of Instruments

The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, deposits, prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable is estimated at $1,093,582 based on the future cash flows associated with each note discounted using the Company’s current borrowing rate for similar debt.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2009 and 2008

Note 5      Earnings (Loss) Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic loss per common share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted loss per common share is based on net loss, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options.  Diluted loss per share does not include common stock equivalents, as these shares would have no effect. The computation of diluted loss per share also does not assume conversion, exercise or contingent exercise of securities due to the beneficial conversion of related party accounts, as this would be anti-dilutive.

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Basic net loss per share computation:
Net loss attributable to common stockholders	$(861,968)	$(1,397,580)
Weighted-average common shares outstanding	509,325,787	317,050,738
Basic net loss per share attributable to common stockholders	$0.00	$0.00
Diluted net loss per share computation
Net loss attributable to common stockholders	$(861,968)	$(1,397,580)
Weighted-average common shares outstanding	509,325,787	317,050,738
Incremental shares attributable to the assumed conversion of convertible debenture and convertible promissory note	-	-
Total adjusted weighted-average shares	509,325,787	317,050,738
Diluted net loss per share attributable to common stockholders	$0.00	$0.00

Note 6      Related Party Transactions

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

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of iVoice Technology.  This amount is related to funds loaned to iVoice and is unrelated to the operations of iVoice Technology.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at March 31, 2009) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of March 31, 2009, the outstanding balance was $141,708, plus accrued interest of $89,309.  On May 8, 2007, the Company executed a Security Agreement providing Jerome Mahoney, President and Chief Executive Officer of the Company, with a security interest in all of the assets of the Company to secure the promissory note dated August 5, 2005 and all future advances including, but not limited to, additional cash advances: deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to the Company.

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009,  the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index.  A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. As of March 31, 2009, the Company has recorded $200,745 of deferred compensation due to Mr. Mahoney.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2009 and 2008

Note 6      Related Party Transactions (continued)

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock.

On August 29, 2005, the Company entered into an employment agreement with Mark Meller.  Mr. Meller served as the Company’s President, Chief Executive Officer and Chief Financial Officer until August 29, 2006.  As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter.  Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation.  The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock.  As of March 31, 2009, total deferred compensation due to Mr. Meller was $53,860.

Mr. Mahoney has a consulting agreement with B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Mr. Mahoney agreed to accept compensation pursuant to this Consulting Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides in its sole discretion that the Company does not have the financial resources to pay the Consultant in cash.  The number of Class B Common Stock shares to be issued to the Consultant pursuant to this Paragraph 2 shall be equal to one share of Class B common stock for every dollar of compensation due and owing the Consultant. As of March 31, 2009, Mr. Mahoney is due $20,000, and no shares have been issued.

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

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. For the three months ended March 31, 2009, unpaid administrative services in the amount of $12,663 were added to the convertible promissory note.

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

During the three months ended March 31, 2009, the Company issued 16,724,000 shares of Class A common stock with a fair value of $10,453 to reduce the convertible promissory note in the amount of $5,352. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $5,100.

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

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2009 and 2008

Note 7      Convertible Promissory Note and Derivative Liability (continued)

The promissory note holders have a security interest in substantially all of the assets of the Company.

As of March 31, 2009, the outstanding balance on the Convertible Promissory Note was $86,732.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 5 years; and volatility: 321.58%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $16,366, resulting primarily from calculation of the conversion price. For the period ended March 31, 2009, the Company recorded a Loss on Valuation of Derivative in the amount of $451,890. For the period ended March 31, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $2,875.

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

On June 30, 2008, the Company converted its outstanding B Green accounts payable to iVoice, Inc., for unpaid administrative services, in the amount of $8,000 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. For the three months ended March 31, 2009 total unpaid administrative services in the amount of $12,000 was added to the convertible promissory note. As of March 31, 2009, the outstanding balance on the B Green Convertible Promissory Note was $40,400.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions, the same as used for iVoice Technology as B Green as there is no market for B Green’s stock: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 5 years; and volatility: 226.33%. The accounting guidance instructs that the conversion options are a derivative liability. At June 30, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $8,000, and charged Other Expense - Loss on Valuation of Derivative for $16,366, resulting primarily from calculation of the conversion price. For the three months ended March 31, 2009, the Company recorded a Loss on Valuation of Derivative in the amount of $214,987. The fair value of the embedded conversion was estimated at the December 31, 2008 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 5 years; and volatility: 321.58%.

Note 8      Convertible Debenture and Derivative Liability

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

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2009 and 2008

Note 8      Convertible Debenture and Derivative Liability (continued)

On March 14, 2008, the Company and YA Global Investments agreed that the Company would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the Debenture. The amount redeemed was $691,021, consisting of the remaining balance of the Debenture of $572,815, accrued interest of $32,284, and a redemption premium of $85,922. The Debenture was amended to change amount to $186,557 with a due date of March 14, 2009. The Debenture shall accrue interest at the rate of 15% per annum, and shall be convertible at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock during the 30 trading days immediately proceeding the conversion date. No conversions can be made prior to November 1, 2008.

On November 21, 2008, the Company entered into an Amendment Agreement (the "Agreement") between the Company and YA Global Investments LP, f/k/a Cornell Capital Partners, LP. ("YA Global") which paid off in full the Secured Convertible Debenture dated March 30, 2007 (the "Debenture"). Under the terms of the Agreement, the Company paid the sum of One Hundred and Thirty-five Thousand Dollars ($135,000) in full payment of the Debenture with a remaining principal balance of $186,557, with accrued interest of $17,788. The difference of $69,355 was included in other income in the consolidated financial statements for the year ended December 31, 2008. The security interest that YA Global held in the assets of the Company was also terminated.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 383.29%. The conversion feature of the debenture was recorded as a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $700,000, and charged Other Expense - Loss on Valuation of Derivative for $492,403, resulting primarily from calculation of the conversion price.

For the three months ended March 31, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $868,623 and amortized the debt discount for a charge of $508,629. For the three months ended March 31, 2009, the Company did not record any Gain or Loss on Valuation of Derivative or amortization of debt discount as the convertible debenture has been paid in full.

Note 9      Income taxes

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At March 31, 2009 and December 31, 2008 deferred tax assets consist of the following:

	March 31, 2009	December 31, 2008
Net operating loss carry forwards	$714,000	$663,000
Deferred compensation	110,000	105,000
Deferred tax asset	824,000	768,000
Less: valuation allowance	(824,000)	(768,000)
Deferred tax asset, net	$-0-	$-0-

At March 31, 2009 and December 31, 2008, the Company had a federal net operating loss carry forward in the approximate amounts of $1,787,000 and $1,658,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2009 and 2008

Note 10    Capital Stock

Pursuant to iVoice Technology’s certificate of incorporation, as amended, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 10,000,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, and 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of iVoice Technology’s outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock and Class C Common Stock.

a)	Preferred Stock

iVoice Technology is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share.

Of the 1,000,000 shares of Preferred Stock, 10,000 shares are designated Series A 10% Preferred Stock, par value $1.00 per share, with a stated value of $1,000 (the “Series A Preferred Stock”). The stated value is used for calculation of dividends and liquidation preferences. On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Preferred Stock to iVoice, Inc. for $1,444,444.  With consent of the holders of the Series A Preferred Stock, on March 6, 2009, the Company amended its Certificate of Incorporation and amended the rights of the Series A Preferred by: (i) eliminating all voting rights for the Series A Preferred Stock and (ii) eliminating the conversion feature of the Series A Preferred Stock

As of March 31, 2009, 1,444.44 shares of Series A 10% Convertible Preferred Stock are issued and outstanding.

The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.47%; expected dividend yield: 0%: expected life: 5 years; and volatility: 265.44%. Prior to amendment, the stock had a feature that grants holders the right to convert the stock into common shares based upon 80% of the lowest price the Company has ever issued its Class A Common Stock. Due to this conversion feature the entire investment is deemed a dividend. For the year ended December 31, 2008, $1,444,444 of preferred stock accretion was recognized in the consolidated statements of operations. As noted above, an amendment was made which eliminated the conversion feature.

b)           Class A Common Stock

As of March 31, 2009, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 526,309,870 shares were issued, and 525,115,387 shares were outstanding, and 1,194,483 shares were issued pending conversion by YA Global Investments.

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

c)           Class B Common Stock

As of March 31, 2009, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of March 31, 2009, no shares were issued or outstanding.

d)           Class C Common Stock

As of March 31, 2009, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of March 31, 2009, no shares were issued or outstanding.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2009 and 2008

Note 11    Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of March 31, 2009.

Note 12    New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 will be effective beginning January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAC No 141(R), “Business Combinations.”  This statement provides new accounting guidance and disclosure requirements for business combinations.  SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have a significant impact on the Company’s condensed consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements.”  This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements.  EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December15, 2008.  The adoption of EITF Issue No. 07-1 did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments.  It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets.

FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company’s adoption of FSP FAS 142-3 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company’s adoption of SFAS 162 did not have a material impact on the Compnay’s condensed consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements ("EITF 08-3"). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of EITF 08-3 did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this EITF did not have a material impact on the Company’s condensed consolidated financial statements.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2009 and 2008

Note 12    New Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on the Company’s condensed consolidated financial statements.

Note 13    Fair Value Measurements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2009 and 2008

Note 13           Fair Value Measurements (continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2009 and December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.
March 31, 2009
	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$24,634	$-	$24,634
Note payable to related parties	-	141,708	-	141,708
Derivative liabilities	-	824,752	-	824,752
Total Liabilities	$-	$991,094	$-	$991,094

December 31, 2008
	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$15,943	$-	$15,943
Note payable to related parties	-	141,708	-	141,708
Derivative liabilities	-	133,212	-	133,212
Total Liabilities	$-	$290,863	$-	$290,863

The Company’s derivatives are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, and volatility factors. Refer to Notes 7 and 8 for more discussion on derivatives.

The Company did not hold financial assets and liabilities, which were recorded at fair value in the Level 3 category as of March 31, 2009 and December 31, 2008.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

A number of the statements made by the Company in this report may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning the Company’s outlook, pricing trends and forces within the industry, the completion dates of capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are:  changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances.  For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10−K for the fiscal year ended December 31, 2008 entitled “Risk Factors”.

Overview and Plan of Operation

iVoice Technology’s business was formed from the contribution by iVoice of certain assets and related liabilities on August 5, 2005, and sought to leverage the value of underutilized developed technology and believed that the transition to an independent company will provide iVoice Technology with greater access to capital.   In connection with this Spin-off by iVoice, iVoice assigned and conveyed to iVoice Technology its IVR software business and related liabilities, including all intellectual property of iVoice relating to the IVR software business.  The board and management of iVoice elected not to transfer any part of its working cash balance to iVoice Technology.  Based upon the current intention of iVoice Technology not to conduct any research and development or hire additional employees and instead focus on the sale of the existing products, the board has determined that, on balance, iVoice Technology has the ability to satisfy its working capital needs as a whole.  The board and management has also determined that iVoice Technology has the ability to obtain financing to satisfy any addition working capital needs as a stand-alone company.

The emerging nature of the interactive voice response industry, make it difficult to assess the future growth of iVoice Technology. As such, iVoice Technology has formed B Green Innovations, Inc., a wholly-owned subsidiary, and has agreed to invest up to $500,000 to commercialize its “green” technology platforms. The new subsidiary will contain the Company’s green technology and will pursue associated developmental activities. The Company has made investments by purchasing 160 shares of Series B Secured 10% Convertible Preferred Stock for net proceeds of $144,000 to B Green.  The Company believes that this investment will allow B Green to further develop additional technologies.

The first technology will be used to create new products from recycled tire rubber. EcoPod™ and VibeAway™ address important environmental concerns and problems facing the planet today. EcoPod™ and VibeAway™ are 100% recycled rubber-based products that can be utilized as support pads under any units that vibrate and make noise, including washing machines, dryers, compressors, commercial condensers, and many other units that advantageously benefit from sound and vibration control. In addition, we announced that we had filed a new patent application for a process it described as “Recycled Tire Pod with Appliance Recess Guide.”

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

The Company has operated at a loss in the past for iVoice, and as an independent company such losses continue.  Additionally, iVoice Technology’s business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations.  Following the Spin-off, iVoice Technology has developed and maintained its own credit and banking relationships and performs its own financial and investor relations functions.  However, iVoice Technology may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management’s time and other resources.

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

We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business. See “Liquidity and Capital Resources.”

 iVoice Technology’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the business transferred to iVoice Technology by iVoice as part of the Spin-off.  The financial information included in this report is not necessarily indicative of its future performance as an independent company.

iVoice Technology also operates the IVR software business. It is unclear whether such efforts will result in a reasonably successful operating business due to iVoice’s previous lack of sales and marketing efforts on IVR, iVoice Technology’s lack of operating history, the current economic environment and, more specifically, the uncertainty of the telecommunications market. As of August 5, 2005, iVoice assigned, contributed and conveyed to iVoice Technology the iVoice corporate assets, liabilities and expenses related to the IVR software business, including the IVR software and all intellectual property of iVoice relating to the IVR software business and the assignment of iVoice’s existing agreements and arrangements with dealers and resellers.  This assignment, contribution and conveyance of assets, liabilities and expenses was based on an estimate of the proportion of such amounts allocable to iVoice Technology, utilizing such factors as total revenues, employee headcount and other relevant factors.  iVoice Technology believes that these allocations have been made on a reasonable basis.  iVoice Technology believes that all costs allocated to iVoice Technology are a reasonable representation of the costs that iVoice Technology would have incurred if iVoice Technology had performed these functions as a stand-alone company.

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

Results of Operations

Total revenues increased $1,957 (15.0%) for the three months ended March 31, 2009 to $15,030 as compared to $13,073 for the same period in the prior year. Maintenance services on IVR products declined $3,287 (25.7%) as a result of lower maintenance services, which has been a result of the reduction installations. The low sales volume of the IVR business is attributable to the minimal resources made available for the sales and marketing of the interactive voice response software products. During the fourth quarter of the current fiscal year, B Green Innovations, Inc. began shipping products to its customers. There can be no assurance that sales of these products will increase or that the Company will be able to achieve profitable operations. For the three months ended March 31, 2009 sales of  “green” products from B Green Innovations amounted to $5,244. The Company continues its efforts market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Gross profit decreased $7,264 (55.6%) to $5,809 for the three months ended March 31, 2009 as compared to the same period in the prior year. Gross profit declined as a result of lower sales associated with the IVR business and lower gross profit for B Green Innovations, for which gross profit on product sales was offset by purchases certain packaging materials that were charged directly to cost of sales.

 Total operating expenses increased $46,766 (49.6%) to $141,123 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily as a result of expenses associated with the operations of B Green Innovations, Inc.

Total other expense was $690,543 for the three months ended March 31, 2009 as compared to an income of $135,780 for the three months ended March 31, 2008, an increase of $826,323. The increase in other expense is attributed to the loss on valuation of derivative. For the three months ended March 31, 2008 the Company reported a gain on the valuation of derivative, which was partially offset by amortization of debt discount and higher interest expense.

Net loss for the quarter ended March 31, 2009 was $825,857 as compared to income of $54,496 for the quarter ended March 31, 2008.  The change of was the result of the factors discussed above.

As of March 31, 2009, iVoice Technology had one part-time employee.

Liquidity and Capital Resources

To date, iVoice Technology has incurred substantial losses, and will require financing for working capital to meet its operating obligations.  We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On March 30, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) for the sum of $700,000 in exchange for the previously issued note payable for the same amount (see Notes 8 and 9 to the Financial Statements). On March 14, 2008, the Company and YA Global Investments agreed that the Company would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the Debenture. The amount redeemed was $691,021, consisting of the remaining balance of the Debenture of $572,815, accrued interest of $32,284, and a redemption premium of $85,922. The Debenture was amended to change the amount to $186,557 with a due date of March 14, 2009. The Debenture shall accrue interest at the rate of 15% per annum, and shall be convertible at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock during the 30 trading days immediately proceeding the conversion date. No conversions can be made prior to November 1, 2008.

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

On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Preferred Stock to iVoice, Inc. for net proceeds of $1,300,000. These funds were used to repay the Convertible Debenture and to fund operations and the new venture in B Green Technologies discussed above.

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

The Company currently has no other significant sources of working capital or cash commitments. However, no assurance can be given that iVoice Technology will raise sufficient funds from such financing arrangements, or that iVoice Technology will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of iVoice Technology’s financing is dependent upon.

For the three months ended March 31, 2009, the Company had a net decrease in cash of $58,783.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities.   The Company used $58,783 in cash for operating activities as compared to $139,419 in the prior year. The decrease in cash used for operating activities is primarily attributed to the payment of accrued interest and the redemption fees associated with the paydown of the convertible debenture for the three months ended March 31, 2008, which did not occur in 2009, offset partially by the increase in the operating loss for the three months ended March 31, 2009.

Net Cash provided by financing activities. There were no proceeds from financing activities for the three months ended March 31, 2009.  The Company generated $786,368 from financing activities for the three months ended March 31, 2008 primarily as a result of net proceeds from the sales of Series A Preferred Stock, partially offset by the payment of the convertible debenture in the amount of $572,815.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2009.

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

We have identified below the accounting policies, revenue recognition and software costs, related to what we believe are most critical to our business operations and are discussed throughout Management’s Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results.

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

The Company derives its revenues from the licensing of its software product and optional customer support (maintenance) services. Presently, 100% of the revenues reported by the Company are derived from the licensing of the Company’s IVR software. No revenues have been derived from the sale of optional customer support services. The Company’s standard license agreement provides for a one-time fee for use of the Company’s product in perpetuity for each computer or CPU in which the software will reside. The Company’s software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed. The software maintenance and support agreement provides free software updates, if any, and technical support the customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer’s option upon the completion of the first year licensed.

The Company does not offer any special payment terms or significant discount pricing. Normal and customary payment terms require payment for the software license fees when the product is shipped. Payment for software maintenance is due prior to the commencement of the maintenance period. It is also the Company’s policy not to provide direct customers (as opposed to resellers and dealers) the right to refund any portion of its license fees. The Company accepts Visa and MasterCard as well as company checks.

Customers may license the Company’s products through our telesales organization and through promotions or reseller agreements with independent third parties.  iVoice Technology only permits returns from authorized dealers and resellers of unused inventory, subject to the consent of the Company and a twenty-five percent restocking fee.  End users who purchaser products directly from iVoice Technology may not return such products to iVoice Technology under any circumstances.  Accordingly, the Company records a provision for product returns and allowances against product revenue in the same period the revenue is recorded. The estimates are based on historical sales returns and other known data as well as market and economic conditions.

Our current products are not sold through retail distribution channels. Current reseller agreements provide for a limited contractual right of return and do not provide for future price concessions, minimum inventory commitments nor is payment contingent upon the reseller’s future sales or our products. Revenues generated from products licensed through marketing channels where the right of return exists, explicitly or implicitly, is reduced by reserves for estimated product returns. Such reserves are estimates based on returns history and current economic and market trends.

Due to the nature of the business and one-time contracts, it is unlikely that one customer will impact revenues in future periods. All revenues for 2009 related to the Company’s IVR operations were derived from annual maintenance and support agreements.

For B Green Innovations, Inc. revenues are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists.

Software Costs

Software license costs are recorded at cost, which approximates fair market value as of the date of purchase. These costs represent the purchase of various exploitation rights to certain software, pre-developed codes and systems developed by a non-related third party. These costs are capitalized pursuant to Statement of Financial Accounting Standards (“SFAS”) 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. The Company has adopted SFAS No. 121. The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. The Company develops software for licensing to its customers and capitalizes software development costs when technological feasibility has been established. Software development costs not qualifying for capitalization are expensed and classified as research and development expenses in the statements of operations. Research and development expenses and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects.

Purchased software and capitalized software development costs are amortized using the greater of the revenue method or the straight-line method with useful lives ranging from three to five years. Amortization expense is classified in costs of revenue on the statements of operations. Our products operate on or with other third party software and operating systems. When determining the useful life of a product we consider factors such as the current state of the technology, operating systems on which our products run, competitive products and the potential use of our products by the end user. Technological advances in software operating systems and other software technologies on which our products rely may shorten the expected life cycle of our products. We make an assessment of the useful lives of our products at each balance sheet date. If that assessment determines that a shortened product life has occurred, we amortize the remaining unamortized balances over the new estimated useful life of the product and provide disclosure regarding a change in estimate in the notes to the financial statements pursuant to Accounting Principles Board Opinion No. 20 “Accounting Changes.”

The Company evaluates the estimated net realizable value of each software product at each balance sheet date. The estimate is based on historical and forecasted net revenue for each product. Net revenue is the product revenue reduced by the estimated costs of revenue and, if in development, the estimated cost to complete the development of the product. When the net book value exceeds the estimate of net realizable value, the Company records a write-down to net realizable value on each product affected. Management’s ability to achieve its revenue forecast is subject to judgment, competitive pressures, market and economic conditions and management’s ability to successfully license its products to its customers. A change in one or more of these factors may influence management’s estimates. Accordingly, currently estimated net realizable values are subject to being reduced resulting in corresponding charges for impairment in the future

Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The financial statements for the period include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures with YA Global Investments (f/k/a/Cornell Capital Partners)

Item 4T.	Controls and Procedures

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

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 5.	Other Information

(b)
The Company does not have a standing nominating committee or a committee performing similar functions as the Company’s Board of Directors consists of only two members and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors.  Both members of the Board of Directors participate in the consideration of director nominees.

Item 6.	Exhibits

3.1	Amendment to the Certificate of Incorporation dated March 6, 2009 filed as Exhibit 3.1 to the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference.

10.1
Amendment No. 7 to the Employment Agreement between iVoice Technology Inc. and Jerome Mahoney dated March 9, 2009 filed as Exhibit 10.1 to the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference.

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

iVOICE TECHNOLOGY, INC.

Date: May 15, 2009	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, Chief Executive Officer and Chief Financial Officer

INDEX OF EXHIBITS

3.1	Amendment to the Certificate of Incorporation dated March 6, 2009 filed as Exhibit 3.1 to the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference.

10.1
Amendment No. 7 to the Employment Agreement between iVoice Technology Inc. and Jerome Mahoney dated March 9, 2009 filed as Exhibit 10.1 to the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference.

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.