Form 10-Q
period 2009-06-30
iVoice Technology, Inc.
filed 2009-08-14
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 526,309,870 shares of Class A Common stock, no par value as of August 10, 2009.

iVOICE TECHNOLOGY, INC

iVOICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS	June 30,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$315,542	$460,869
Accounts receivable, net of allowance for doubtful accounts of $8,250 at June 30, 2009 and December 31, 2008	2,979	-
Inventories	2,883	6,246
Note receivable, net of allowance of $-0- at June 30, 2009 and $25,017 at December 31, 2008	-	-
Prepaid expenses and other current assets	2,155	6,615
Total current assets	323,559	473,730

Property, Plant and Equipment, net	62,237	17,313
Other assets	59,934	54,540

Total assets	$445,730	$545,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$587,262	$543,215
Accrued dividends	190,185	117,562
Due to related parties	287,505	263,704
Deferred maintenance contracts	3,446	9,407
Notes payable to related parties	141,708	141,708
Convertible promissory note, net of unamortized debt discount of $115,084 at June 30, 2009 and $91,869 at December 31, 2008	36,711	15,953
Derivative liabilities	832,725	133,212
Total current liabilities	2,079,542	1,224,761

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 10,000 shares designated as follows; 990,000 available for further designation
Series A 10% Secured Preferred Stock; $1,000 stated value; authorized 10,000 shares; 1,444.44 shares issue and outstanding	1,444,444	1,444,444
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 526,309,870 shares issued and 525,115,387 outstanding and 1,194,483 in escrow at June 30, 2009; 486,835,870 shares issued and 85,641,387 outstanding, and 1,194,483 in escrow at December 31, 2008;	939,837	915,166
Class B - $.01 par value; authorized 50,000,000 shares; no shares issued and outstanding	-	-
Class C - $.01 par value; authorized 20,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	6,899,510	6,899,510
Additional paid-in capital – beneficial conversion	1,444,444	1,444,444
Accumulated deficit	(12,362,047)	(11,382,742)
Total stockholders' deficit	(1,633,812)	(679,178)
Total liabilities and stockholders' deficit	$445,730	$545,583

See accompanying notes to condensed consolidated financial statements

IVOICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net sales	$30,218	$12,305	$45,248	$25,378

Cost of sales	11,318	-	20,539	-

Gross margin	18,900	12,305	24,709	25,378

Operating expenses:
General and administrative expenses	149,193	171,949	290,316	266,306

Total operating expenses	149,193	171,949	290,316	266,306

Loss from operations	(130,293)	(159,644)	(265,607)	(240,928)

Other income (expense):
Interest income	803	5,164	1,826	7,184
Interest expense	(5,948)	(13,176)	(16,604)	(143,810)
Other income	50,000	-	50,000	-
Amortization of debt discount	(12,077)	(49,447)	(26,110)	(572,046)
Redemption premium	-	-	-	(85,922)
(Loss) gain on valuation of derivative	16,690	199,910	(650.187)	1,072,825

Total other income (expense)	49,468	142,451	(641,075)	278,231

Income (loss) from operations before provision for income taxes	(80,825)	(17,193)	(906,682)	37,303

Provision for income taxes	-	-	-	-

Net income (loss)	(80,825)	(17,193)	(906,682)	37,303
Preferred stock accretion	-	-	-	(1,444,444)
Preferred stock dividends	(36,512)	(36,103)	(72,623)	(43,735)
Net loss attributable to common shareholders	$(117,337)	$(53,296)	$(979,305)	$(1,450,876)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	525,115,387	471,993,035	517,264,205	394,521,887

See accompanying notes to condensed consolidated financial statements

IVOICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income (loss)	$(906,682)	$37,303
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Depreciation	5,076	235
(Gain) loss on valuation of derivative	650,187	(1,072,825)
Amortization of discount on debt	26,110	572,046
Issuance of common stock for services	14,219	-
Equipment received in exchange for note receivable previously written-off	(50,000)	-
Beneficial conversion incurred in debt reduction	-	62,470
Beneficial conversion incurred in conversion of debenture	-	21,783
Common stock issued for investor relations	-	24,192
Common stock issued for consulting fees	-	35,700
Beneficial conversion incurred in conversion of promissory note	5,100	32,280

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,979)	6,072
Decrease in inventories	3,363	-
Decrease (increase) in prepaid expenses	4,460	(20,005)
Increase in other assets	(5,394)	-
Increase in accounts payable and accrued liabilities	93,373	80,120
Increase in amounts due to related parties	23,801	17,714
Decrease in deferred maintenance contracts	(5,961)	(7,319)
Net cash (used in) operating activities	(145,327)	(210,234)

Cash flows from investing activities:
Increase in note receivable	-	(30,000)
Increase in other assets	-	(39,515)
Net cash (used in) investing activities	-	(69,515)

Cash flows from financing activities:
Issuance of common stock through equity financing	-	102,835
Cost of issuance of common stock through equity financing	-	(13,652)
Net proceeds from sale of Series A Preferred Stock	-	1,300,000
Payment of convertible debenture	-	(572,815)
Net cash provided by financing activities	-	816,368

Net increase (decrease) in cash and cash equivalents	(145,327)	536,619
Cash and cash equivalents at beginning of period	460,869	182,577
Cash and cash equivalents at end of period	$315,542	$719,196

See accompanying notes to condensed consolidated financial statements

IVOICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008

During the period, cash was paid for the following:
Taxes paid	$-	$-
Interest paid	$-	$32,284

Supplemental Cash Flow Information:
Non-Cash Transactions
Accounts payable converted into convertible promissory note	$49,326	$67,535
Accrued expenses converted to convertible promissory note	$-	$186,557
Equipment received in lieu of payment of note receivable	$50,000	$-
Convertible promissory note converted to common stock	$5,352	$-
Common stock issued for services	$14,219	$-

See accompanying notes to condensed consolidated financial statements

Supplemental Schedule of Non-Cash Financing Activities:

For the Six Months Ended June 30 2009:

a)
During the six months ended June 30, 2009, the Company issued 16,724,000 shares of Class A common stock with a fair value of $10,452 to reduce the convertible promissory note in the amount of $5,352. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $5,100.

b)	During the six months ended June 30, 2009, the Company issued 22,750,000 shares of Class A common stock with a fair value of $14,219 for investor relations services.

c)	During the six months ended June 30, 2009, the Company converted accounts payable to a convertible promissory note in the amount of $49,326.

d)	The Company accrued $72,623 of preferred stock dividends.

e)	The Company received equipment valued at approximately $50,000 in lieu of payment of note receivable which was previously written-off.

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

g)	The Company accrued $43,735 of preferred stock dividends.

h)	The Company recognized $1,444,444 of preferred stock accretion in the condensed statements of operations and as a credit in the balance sheet to Additional Paid-in Capital – Beneficial Conversion.

i)	The Company issued 21,600,000 shares of Class A common stock with a fair value of $24,192 to an individual for repayment of investor relations expenses.

j)	The Company issued 30,000,000 shares of Class A common stock with a fair value of $35,700 to two individuals for repayment of consulting fees.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

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

As of August 4, 2008 the Company uses the alternative name of “iGreen Innovations, Inc.”  The Company is a “Green” technology company, focused on acquiring and identifying promising technologies that address environmental issues.

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

The first technology was used to create new products from recycled tire rubber. EcoPod and VibeAway® address important environmental concerns and problems facing the planet today. EcoPod and VibeAway® are 100% recycled rubber-based products that can be utilized as support pads under any units that vibrate and make noise, including washing machines, dryers, compressors, commercial condensers, and many other units that advantageously benefit from sound and vibration control. In addition, we announced that we had filed a new patent application for a process described as “Recycled Tire Pod with Appliance Recess Guide.”

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2009 and 2008

Note 2   Business Operations (continued)

The Company also continues to service the Interactive Voice Response ("IVR"), software that was developed by iVoice. The Company's Interactive Voice Response line is designed to read information from and write information to, databases, as well as to query databases and return information.

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

As of June 30, 2009, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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
June 30, 2009 and 2008

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

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (continued)
June 30, 2009 and 2008

Note 4   Summary of Significant Accounting Policies (continued)

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

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIADTED FINANCIAL STATEMENTS (continued)
June 30, 2009 and 2008

Note 4   Summary of Significant Accounting Policies (continued)

e)    Research and Development Costs

Research and development costs are charged to expense as incurred.

f)     Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the three months ended June 30, 2009 and 2008, the Company incurred $1,425 and $-0-, respectively. For the six months ended June 30, 2009 and 2008, the Company incurred $4,926 and $-0-, respectively

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2009 and December 31, 2008.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured cash balances at June 30, 2009 and December 31, 2008 were $56,667 and $204,808, respectively.

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

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2009 and 2008

Note 4   Summary of Significant Accounting Policies (continued)

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

k)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended June 30, 2008.

l)     Fair Value of Instruments

The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, deposits, prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2009 and 2008

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

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
Basic net loss per share computation:
Net loss attributable to common stockholders	$(117,337)	$(53,296)
Weighted-average common shares outstanding	525,115,387	471,993,035
Basic net loss per share attributable to common stockholders	$(0.00)	$(0.00)
Diluted net loss per share computation
Net loss attributable to common stockholders	$(117,337)	$(53,296)
Weighted-average common shares outstanding	525,115,387	471,993,035
Incremental shares attributable to the assumed conversion of convertible debenture and convertible promissory note	-	-
Total adjusted weighted-average shares	525,115,387	471,993,035
Diluted net loss per share attributable to common stockholders	$(0.00)	$(0.00)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Basic net loss per share computation:
Net loss attributable to common stockholders	$(979,305)	$(1,450,876)
Weighted-average common shares outstanding	517,264,205	394,521,887
Basic net loss per share attributable to common stockholders	$(0.00)	$(0.00)
Diluted net loss per share computation
Net loss attributable to common stockholders	$(979,305)	$(1,450,876)
Weighted-average common shares outstanding	517,264,205	394,521,887
Incremental shares attributable to the assumed conversion of convertible debenture and convertible promissory note	-	-
Total adjusted weighted-average shares	517,264,205	394,521,887
Diluted net loss per share attributable to common stockholders	$(0.00)	$(0.00)

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2009 and 2008

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

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of iVoice Technology.  This amount is related to funds loaned to iVoice and is unrelated to the operations of iVoice Technology.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at June 30, 2009) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of  June 30, 2009, the outstanding balance was $141,708, plus accrued interest of $93,822.  On May 8, 2007, the Company executed a Security Agreement providing Jerome Mahoney, President and Chief Executive Officer of the Company, with a security interest in all of the assets of the Company to secure the promissory note dated August 5, 2005 and all future advances including, but not limited to, additional cash advances: deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to the Company.

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009,  the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index.  A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. As of June 30, 2009, the Company has recorded $207,646 of deferred compensation due to Mr. Mahoney.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2009 and 2008

Note 6   Related Party Transactions (continued)

On August 29, 2005, the Company entered into an employment agreement with Mark Meller.  Mr. Meller served as the Company’s President, Chief Executive Officer and Chief Financial Officer until August 29, 2006.  As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter.  Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation.  The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock.  As of June 30, 2009, total deferred compensation due to Mr. Meller was $53,860.

Mr. Mahoney has a consulting agreement with B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Mr. Mahoney agreed to accept compensation pursuant to this Consulting Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides in its sole discretion that the Company does not have the financial resources to pay the Consultant in cash.  The number of Class B Common Stock shares to be issued to the Consultant pursuant to this Paragraph 2 shall be equal to one share of Class B common stock for every dollar of compensation due and owing the Consultant. As of June 30, 2009, Mr. Mahoney is due $26,000, and no shares have been issued.

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

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. For the six months ended June 30, 2009, unpaid administrative services in the amount of $25,326 were added to the convertible promissory note.

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

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June  30, 2009 and 2008

Note 7   Convertible Promissory Note and Derivative Liability (continued)

Unless otherwise provided, this Note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

During the six months ended June 30, 2009, the Company issued 16,724,000 shares of Class A common stock with a fair value of $10,453 to reduce the convertible promissory note in the amount of $5,352. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $5,100.

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

As of June 30, 2009, the outstanding balance on the Convertible Promissory Note was $99,395.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 5 years; and volatility: 321.58%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $16,366, resulting primarily from calculation of the conversion price. For the three months ended June 30, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $30,069 as compared to a Loss on Valuation of Derivative of $3,545 for the three months ended June 30, 2008.  For the six months ended June 30, 2009, the Company recorded a Loss on Valuation of Derivative in the amount of $421,821 as compared to a Gain on Valuation of Derivative in the amount of $17,113 for the six months ended June 30, 2008. .  The fair value of the embedded conversion was estimated at the June 30, 2009 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.54%; expected dividend yield: 0%: expected life: 5 years; and volatility: 330.26%.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June  30, 2009 and 2008

Note 7   Convertible Promissory Note and Derivative Liability (continued)

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

On June 30, 2008, the Company converted its outstanding B Green accounts payable to iVoice, Inc., for unpaid administrative services, in the amount of $8,000 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. For the six months ended June 310 2009 total unpaid administrative services in the amount of $24,000 was added to the convertible promissory note. As of June 30, 2009, the outstanding balance on the B Green Convertible Promissory Note was $52,400.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FASB 133”), the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions, the same as used for iVoice Technology as B Green as there is no market for B Green’s stock: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 5 years; and volatility: 226.33%. The accounting guidance instructs that the conversion options are a derivative liability. At June 30, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $8,000, and charged Other Expense - Loss on Valuation of Derivative for $16,366, resulting primarily from calculation of the conversion price. For the three months ended June 30, 2009 the Company recorded a Loss on Valuation of Derivative in the amount of $13, 379 as compared to $1,904 for the three months ended June 30, 2008.  For the six months ended June 30, 2009 the Company recorded a Loss on Valuation of Derivative in the amount of $228, 366 as compared to $1,904 for the six months ended June 30, 2008.  The fair value of the embedded conversion was estimated at the June 30, 2009 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.54%; expected dividend yield: 0%: expected life: 5 years; and volatility: 330.26%.

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
June  30, 2009 and 2008

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

On November 21, 2008, the Company entered into an Amendment Agreement (the "Agreement") between the Company and YA Global Investments LP, f/k/a Cornell Capital Partners, LP. ("YA Global") which paid off in full the Secured Convertible Debenture dated March 30, 2007 (the "Debenture"). Under the terms of the Agreement, the Company paid the sum of One Hundred and Thirty-five Thousand Dollars ($135,000) in full payment of the Debenture with a remaining principal balance of $186,557, with accrued interest of $17,788. The difference of $69,355 was included in other income in the condensed consolidated financial statements for the year ended December 31, 2008. The security interest that YA Global held in the assets of the Company was also terminated.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June  30, 2009 and 2008

Note 8   Convertible Debenture and Derivative Liability (continued)

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

For the three months ended June 30, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $205,359 and amortized the debt discount for a charge of $46,511. For the six months ended June 30, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $1,073,982 and amortized the debt discount for a charge of $555,140. For the three and six months ended June 30, 2009, the Company did not record any Gain or Loss on Valuation of Derivative or amortization of debt discount as the convertible debenture has been paid in full.

Note 9   Income taxes

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At June 30, 2009 and December 31, 2008 deferred tax assets consist of the following:

	June 30, 2009	December 31, 2008
Net operating loss carry forwards	$743,000	$663,000
Deferred compensation	115,000	105,000
Deferred tax asset	858,000	768,000
Less: valuation allowance	(858,000)	(768,000)
Deferred tax asset, net	$-0-	$-0-

At June 30, 2009 and December 31, 2008, the Company had a federal net operating loss carry forward in the approximate amounts of $1,860,000 and $1,658,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2009 and 2008

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

Of the 1,000,000 shares of Preferred Stock, 10,000 shares are designated Series A 10% Preferred Stock, par value $1.00 per share, with a stated value of $1,000 (the “Series A Preferred Stock”). The stated value is used for calculation of dividends and liquidation preferences. On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Preferred Stock to iVoice, Inc. for $1,444,444.  With consent of the holders of the Series A Preferred Stock, on March 6, 2009, the Company amended its Certificate of Incorporation and amended the rights of the Series A Preferred by: (i) eliminating all voting rights for the Series A Preferred Stock and (ii) eliminating the conversion feature of the Series A Preferred Stock

As of June 30, 2009, 1,444.44 shares of Series A 10% Convertible Preferred Stock are issued and outstanding.

The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.47%; expected dividend yield: 0%: expected life: 5 years; and volatility: 265.44%. Prior to amendment, the stock had a feature that grants holders the right to convert the stock into common shares based upon 80% of the lowest price the Company has ever issued its Class A Common Stock. Due to this conversion feature the entire investment was deemed a dividend. For the year ended December 31, 2008, $1,444,444 of preferred stock accretion was recognized in the consolidated statements of operations. As noted above, an amendment was made which eliminated the conversion feature.

b)	Class A Common Stock

As of June 30, 2009, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 526,309,870 shares were issued, and 525,115,387 shares were outstanding, and 1,194,483 shares were issued pending conversion by YA Global Investments.

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

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2009 and 2008

Note 10   Capital Stock (continued)

c)	Class B Common Stock

As of June 30, 2009, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock (see Note 14). A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of June 30, 2009, no shares were issued or outstanding.

d)	Class C Common Stock

As of June 30, 2009, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of June 30, 2009, no shares were issued or outstanding.

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
June 30, 2009 and 2008

Note 12   New Accounting Pronouncements (continued)

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
June 30, 2009 and 2008

Note 12   New Accounting Pronouncements (continued)

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 The Company’s adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of FSP FAS 157-4 did not have a material impact on the Company’s condensed consolidated financial statements.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2009 and 2008

Note 12   New Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of issued FSP FAS FAS 107-1 and APB 28-1did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Company’s financial position or results of operations, but will change the way in which GAAP is referenced in the Company’s financial statements. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted SFAS 165 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 2009 through the date the financial statements were issued. During this period, the Company did not have any recognizable or disclosable subsequent events.

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

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2009 and 2008

Note 13   Fair Value Measurements (continued)

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

June 30, 2009
	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$36,711	$-	$36,711
Note payable to related parties	-	141,708	-	141,708
Derivative liabilities	-	832,725	-	832,725
Total Liabilities	$-	$1,011,144	$-	$1,011,144

December 31, 2008
	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$15,943	$-	$15,943
Note payable to related parties	-	141,708	-	141,708
Derivative liabilities	-	133,212	-	133,212
Total Liabilities	$-	$290,863	$-	$290,863

The Company’s derivatives are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, and volatility factors. Refer to Notes 7 and 8 for more discussion on derivatives. The Company did not hold financial assets and liabilities, which were recorded at fair value in the Level 3 category as of June 30, 2009 and December 31, 2008.

Note 14   Subsequent Event

On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.

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

Results of Operations

Total revenues increased $17,913 (145.6%) and $19,780 (78.3%) for the three and six months ended June 30, 2009 to $30,218 and $45,248, respectively, as compared to $12,305 and $25,378 for the same periods in the prior year. Maintenance services on IVR products declined 25.7% and 31.4% for the three and six months ended June 30, 2009 as compared to the same periods in the prior year as a result of lower maintenance services, which has been a result of the reduction installations. The decreases in maintenance revenues were offset by new sales of our “green” products from B Green Innovations. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Gross profit increased $6,595 (53.6%) to $18,900 for the three months ended June 30, 2009 as compared to the same period in the prior year as a result of the increased volume for “Green” products. Maintenance services on IVR products yield a very high gross profit as a result of the limited costs needed to support these products as compared to the manufactured “Green” products.  Gross profit for the six months ended decreased $669 (2.6%) to $24,709 as compared to the same period last year. Gross profit declined as a result of lower maintenance revenues offset by higher gross profits on the “green” products. B Green’s gross profit on product sales was offset by purchases certain packaging materials that were charged directly to cost of sales.

Total operating expenses decreased $22,756 (13.2%) to $149,193 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily as a result of lower investor relations expenses partially offset by an increase in expenses associated with the operations of B Green Innovations, Inc.  For the six months ended June 30, 2009 total operating expenses increased $24,010, primarily as a result of an increase in expenses associated with the operations of B Green Innovations, Inc.

Total other income was $49,468 for the three months ended June 30, 2009 as compared to income of $142,451 for the three months ended June 30, 2008, a decrease of $92,983. The decrease in other income is primarily attributed to the lower gain on valuation of derivative. Total other expense was $641,075 for the six months ended June 30, 2009 as compared to income of $278,231 for the six months ended June 30, 2008, a decrease of $919,306. For the six months ended June 30, 2008 the Company reported a gain on the valuation of derivative of $1,072,825, which was partially offset by amortization of debt discount of $572,046 as compared to a loss on valuation of derivative of $650,187 and amortization of debt discount of $26,110.

Net loss for the quarter ended June 30, 2009 was $80,825 as compared to a loss of $17,193 for the quarter ended June 30, 2008.  Net loss for the six months ended June 30, 2009 was $906,682 as compared to income of $37,303 for the six months ended June 30, 2008. The changes were the result of the factors discussed above.

As of June 30, 2009, iVoice Technology had one full-time and one part-time employee.

Liquidity and Capital Resources

To date, iVoice Technology has incurred substantial losses, and will require financing for working capital to meet its operating obligations.  We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On March 30, 2007, iVoice Technology, Inc. issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) for the sum of $700,000 in exchange for the previously issued note payable for the same amount (see Note 8 to the Financial Statements). On March 14, 2008, the Company and YA Global Investments agreed that the Company would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the Debenture. The amount redeemed was $691,021, consisting of the remaining balance of the Debenture of $572,815, accrued interest of $32,284, and a redemption premium of $85,922. The Debenture was amended to change the amount to $186,557 with a due date of March 14, 2009. The Debenture shall accrue interest at the rate of 15% per annum, and shall be convertible at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock during the 30 trading days immediately proceeding the conversion date. No conversions can be made prior to November 1, 2008.

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

For the six months ended June 30, 2009, the Company had a net decrease in cash of $145,237.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities.   The Company used $145,237 in cash for operating activities for the six months ended June 30, 2009 as compared to $210,234 in the prior year. The decrease in cash used for operating activities is primarily attributed to the payment of accrued interest and the redemption fees associated with the paydown of the convertible debenture for the six months ended June 30, 2008, which did not occur in 2009.

Net Cash provided by financing activities. There were no proceeds from financing activities for the six months ended June 30, 2009.  The Company generated $816,368 from financing activities for the six months ended June 30, 2008 primarily as a result of net proceeds from the sales of Series A Preferred Stock, partially offset by the payment of the convertible debenture in the amount of $572,815.

Net Cash used by investing activities. Net cash used in investing activities is attributed to increases in notes payable and other assets for the six months ended June 30, 2008. There was no change in cash from investing activities for the six months ended June 30, 2009.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2009.

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

iVOICE TECHNOLOGY, INC.

Date: August 14, 2009	By:	/s/ Jerome Mahoney
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