Form 10-Q
period 2009-09-30
iVoice Technology, Inc.
filed 2009-11-06
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 571,309,870 shares of Class A Common stock, no par value as of November 5, 2009.

iVOICE TECHNOLOGY, INC

Item 1.       Condensed Consolidated Financial Statements (Unaudited)

iVOICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$253,828	$460,869
Accounts receivable, net of allowance for doubtful accounts of $12,083 at September 30, 2009 and December 31, 2008	11,412	-
Inventories	97	6,246
Note receivable, net of allowance of $-0- at September 30, 2009 and $25,017 at December 31, 2008	-	-
Prepaid expenses and other current assets	7,518	6,615
Total current assets	272,855	473,730

Property, Plant and Equipment, net	59,354	17,313
Other assets	59,934	54,540

Total assets	$392,143	$545,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$615,153	$543,215
Accrued dividends	226,697	117,562
Due to related parties	300,407	263,704
Deferred maintenance contracts	4,269	9,407
Notes payable to related parties	127,308	141,708
Convertible promissory note, net of unamortized debt discount of $125,115 at September 30, 2009 and $91,869 at December 31, 2008	51,343	15,953
Derivative liabilities	1,059,405	133,212
Total current liabilities	2,384,582	1,224,761

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 10,000 shares designated as follows; 990,000 available for further designation
Series A 10% Secured Preferred Stock; $1,000 stated value; authorized 10,000 shares; 1,444.44 shares issue and outstanding	1,444,444	1,444,444
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 571,309,870 shares issued and 570,115,387 outstanding and
1,194,483 in escrow at September 30, 2009; 486,835,870 shares issued and 485,641,387 outstanding, and 1,194,483 in escrow at December 31, 2008;	1,007,337	915,166
Class B - $.01 par value; authorized 50,000,000 shares; no shares issued and outstanding	-	-
Class C - $.01 par value; authorized 20,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	6,899,510	6,899,510
Additional paid-in capital – beneficial conversion	1,444,444	1,444,444
Accumulated deficit	(12,788,174)	(11,382,742)
Total stockholders' deficit	(1,992,439)	(679,178)
Total liabilities and stockholders' deficit	$392,143	$545,583

See accompanying notes to condensed consolidated financial statements.

IVOICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net sales	$28,721	$9,786	$73,969	$35,164

Cost of sales	13,934	-	34,473	-

Gross margin	14,787	9,786	39,496	35,164

Operating expenses:
General and administrative expenses	129,060	153,068	419,376	419,374

Total operating expenses	129,060	153,068	419,376	419,374

Loss from operations	(114,273)	(143,282)	(379,880)	(384,210)

Other income (expense):
Interest income	659	3,304	2,485	10,488
Interest expense	(59,352)	(12,322)	(75,956)	(156,132)
Other income	-	-	50,000	-
Amortization of debt discount	(14,631)	(52,005)	(40,741)	(624,051)
Redemption premium	-	-	-	(85,922)
(Loss) gain on valuation of derivative	(202,017)	21,241	(852,204)	1,094,066

Total other income (expense)	(275,341)	(39,782)	(916,416)	238,449

Income (loss) from operations before provision for income taxes	(389,614)	(183,064)	(1,296,296)	(145,761)

Provision for income taxes	-	-	-	-

Net income (loss)	(389,614)	(183,064)	(1,296,296)	(145,761)
Preferred stock accretion	-	-	-	(1,444,444)
Preferred stock dividends	(36,512)	(36,913)	(109,136)	(80,648)
Net loss attributable to common shareholders	$(426,126)	$(219,977)	$(1,405,432)	$(1,670,853)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	552,995,822	485,641,387	529,305,629	425,116,755

See accompanying notes to condensed consolidated financial statements.

IVOICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income (loss)	$(1,296,296)	$(145,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,959	352
(Gain) loss on valuation of derivative	852,204	(1,094,066)
Amortization of discount on debt	40,741	624,051
Issuance of common stock for services	14,219	-
Equipment received in exchange for note receivable previously written-off	(50,000)	-
Beneficial conversion incurred in debt reduction	53,100	62,470
Beneficial conversion incurred in conversion of debenture	-	21,783
Common stock issued for investor relations	-	24,192
Common stock issued for consulting fees	-	35,700
Beneficial conversion incurred in conversion of promissory note	5,100	32,280

Changes in assets and liabilities:
(Increase) in accounts receivable	(11,412)	(5,840)
Decrease (increase) in inventories	6,149	(6,080)
Decrease (increase) in prepaid expenses	(903)	(6,985)
Increase in other assets	(5,394)	-
Increase in accounts payable and accrued liabilities	145,927	138,276
Increase in amounts due to related parties	36,703	30,184
(Decrease) increase in deferred maintenance contracts	(5,138)	5,096
Net cash (used in) operating activities	(207,041)	(284,348)

Cash flows from investing activities:
Increase in note receivable	-	(28,290)
Increase in other assets	-	(38,405)
Net cash (used in) investing activities	-	(66,695)

Cash flows from financing activities:
Issuance of common stock through equity financing	-	102,835
Cost of issuance of common stock through equity financing	-	(13,652)
Net proceeds from sale of Series A Preferred Stock	-	1,300,000
Payment of convertible debenture	-	(572,815)
Net cash provided by financing activities	-	816,368

Net increase (decrease) in cash and cash equivalents	(207,041)	465,625
Cash and cash equivalents at beginning of period	460,869	182,577
Cash and cash equivalents at end of period	$253,828	$647,902

See accompanying notes to condensed consolidated financial statements.

IVOICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	September 30, 2009	September 30, 2008

During the period, cash was paid for the following:
Taxes paid	$-	$-
Interest paid	$-	$32,284

Supplemental Cash Flow Information:
Non-Cash Transactions
Accounts payable converted into convertible promissory note	$73,989	$96,199
Accrued expenses converted to convertible promissory note	$-	$186,557
Equipment received in lieu of payment of note receivable	$50,000	$-
Convertible promissory note converted to common stock	$5,352	$-
Convertible debenture converted to common stock	$-	$109,940
Promissory note converted to common stock	$14,400	$19,680
Common stock issued for services	$14,219	$-

See accompanying notes to condensed consolidated financial statements.

IVOICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the Nine Months Ended September 30 2009:

a)
During the nine months ended September 30, 2009, the Company issued 16,724,000 shares of Class A common stock with a fair value of $10,452 to reduce the convertible promissory note in the amount of $5,352. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $5,100.

b)	During the nine months ended September 30, 2009, the Company issued 22,750,000 shares of Class A common stock with a fair value of $14,219 for investor relations services.

c)	During the nine months ended September 30, 2009, the Company converted accounts payable to a convertible promissory note in the amount of $73,989.

d)	The Company accrued $109,136 of preferred stock dividends.

e)
During the nine months ended September 30, 2009, the Company issued 45,000,000 shares of Class A common stock with a fair value of $67,500 to an individual to reduce a promissory note in the amount of $14,400. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $53,100.

f)	The Company received equipment valued at approximately $50,000 in lieu of payment of note receivable which was previously written-off.

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
September 30, 2009 and 2008

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

Note 2        Business Operations

B Green Innovations, Inc. (B Green) a Matawan, New Jersey-based corporation and wholly owned subsidiary of iVoice Technology (OTC Bulletin Board: IVOT) is dedicated to becoming a “green” technology company, focused on identifying  and acquiring promising technologies that address environmental issues.

The Company has agreed to invest up to $500,000 in B Green to develop and commercialize its “green” technology platforms. The Company believes that this investment will allow B Green to further develop additional technologies.

The first technology was used to create new products from recycled tire rubber. EcoPod® and VibeAway® address important environmental concerns and problems facing the planet today. EcoPod® and VibeAway® are 100% recycled rubber-based products that can be utilized as support pads under any units that vibrate and make noise, including washing machines, dryers, compressors, commercial condensers, and many other units that advantageously benefit from sound and vibration control. In addition, we announced that we had filed a new patent application for a process described as “Recycled Tire Pod with Appliance Recess Guide.”

The Company also continues to service the Interactive Voice Response ("IVR"), software that was developed by iVoice. The Company's Interactive Voice Response line is designed to read information from and write information to, databases, as well as to query databases and return information.

IVR is an application generator that allows full connectivity to many databases, including Microsoft Access, Microsoft Excel, or to standard text files. The IVR software is sold as an application generator that gives the end user the ability to develop its own customized IVR applications or as a customized turnkey system. IVR performs over 40 different customizable commands. Examples of IVR range from simply selecting announcements from a list of options stored in the computer (also known as audio text) to more complex interactive exchanges such as querying a database for information.

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

As of September 30, 2009, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

Management plans on developing and selling products from its subsidiary, B Green Innovations, Inc., to generate a positive cash flow. However, these plans are dependent upon obtaining additional capital. There can be no assurance that the Company will be able to obtain the necessary capital, and achieve its growth objectives. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

The Company also derives its revenues from the licensing of its software product and optional customer support (maintenance) service. The Company's standard license agreement provides for a one-time fee for use of the Company's product in perpetuity for each computer or CPU in which the software will reside. The Company's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods. Such maintenance and support services are free for the first year the product is licensed and is considered the warranty period. The software maintenance and support agreement provides free software updates, if any, and technical support the customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer's option upon the completion of the first year licensed.

The Company does not offer any special payment terms or significant discount pricing. Normal and customary payment terms require payment for the software license fees when the product is shipped. Payment for software maintenance is due prior to the commencement of the maintenance period. It is also the Company's policy to not provide customers the right to refund any portion of its license fees. With respect to the sale of software license fees, the Company recognizes revenue in accordance with in FASB ASC 985-605 (Prior authoritative literature: Statement of Position 97-2, software Revenue Recognition (SOP 97-2)), as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disk (CD) or other means to the customer has occurred, (3) the perpetual license fee is fixed or determinable and (4) collectability, which is assessed on a customer-by-customer basis, is probable.

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

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIADTED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 4        Summary of Significant Accounting Policies (continued)

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

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the three months ended September 30, 2009 and 2008, the Company incurred $2,061 and $625, respectively. For the nine months ended September 30, 2009 and 2008, the Company incurred $6,987 and $625, respectively

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2009 and December 31, 2008.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured cash balances at September 30, 2009 and December 31, 2008 were $-0- and $204,808, respectively.

h)    Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

i)    Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 (Prior authoritative literature: FASB Statement 109, “Accounting for Income Taxes,”). Under this pronouncement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740-10, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

j)    Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance FASB ASC 815-10 (Prior authoritative literature: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40 Section 05, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 4        Summary of Significant Accounting Policies (continued)

k)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended September 30, 2008.

l)    Fair Value of Instruments

The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, deposits, prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 5        Earnings (Loss) Per Share

FASB Accounting Standards Codification (“ASC”) 260-10 (Prior authoritative literature: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

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

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
Basic net loss per share computation:
Net loss attributable to common stockholders	$(426,126)	$(219,977)
Weighted-average common shares outstanding	552,995,822	485,641,387
Basic net loss per share attributable to common stockholders	$0.00	$0.00
Diluted net loss per share computation
Net loss attributable to common stockholders	$(426,126)	$(219,977)
Weighted-average common shares outstanding	552,995,822	485,641,387
Incremental shares attributable to the assumed conversion of convertible debenture and convertible promissory note	-	-
Total adjusted weighted-average shares	552,995,822	485,641,387
Diluted net loss per share attributable to common stockholders	$0.00	$0.00

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Basic net loss per share computation:
Net loss attributable to common stockholders	$(1,405,432)	$(1,670,853)
Weighted-average common shares outstanding	529,305,629	425,116,755
Basic net loss per share attributable to common stockholders	$0.00	$0.00
Diluted net loss per share computation
Net loss attributable to common stockholders	$(1,405,432)	$(1,670,853)
Weighted-average common shares outstanding	529,305,629	425,116,755
Incremental shares attributable to the assumed conversion of convertible debenture and convertible promissory note	-	-
Total adjusted weighted-average shares	529,305,629	425,116,755
Diluted net loss per share attributable to common stockholders	$0.00	$0.00

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of iVoice Technology.  This amount is related to funds loaned to iVoice and is unrelated to the operations of iVoice Technology.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at September 30, 2009) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of  September 30, 2009, the outstanding balance was $127,308, plus accrued interest of $98,359.  On May 8, 2007, the Company executed a Security Agreement providing Jerome Mahoney, President and Chief Executive Officer of the Company, with a security interest in all of the assets of the Company to secure the promissory note dated August 5, 2005 and all future advances including, but not limited to, additional cash advances: deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to the Company.

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009,  the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index.  A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. As of September 30, 2009, the Company has recorded $214,547 of deferred compensation due to Mr. Mahoney.

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

On August 29, 2005, the Company entered into an employment agreement with Mark Meller.  Mr. Meller served as the Company’s President, Chief Executive Officer and Chief Financial Officer until August 29, 2006.  As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter.  Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation.  The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock.  As of September 30, 2009, total deferred compensation due to Mr. Meller was $53,860.

Mr. Mahoney has a consulting agreement with B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Mr. Mahoney agreed to accept compensation pursuant to this Consulting Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides in its sole discretion that the Company does not have the financial resources to pay the Consultant in cash.  The number of Class B Common Stock shares to be issued to the Consultant pursuant to this Paragraph 2 shall be equal to one share of Class B common stock for every dollar of compensation due and owing the Consultant. As of September 30, 2009, Mr. Mahoney is due $32,000, and no shares have been issued.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. For the nine months ended September 30, 2009, unpaid administrative services in the amount of $37,989 were added to the convertible promissory note.

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

During the nine months ended September 30, 2009, the Company issued 16,724,000 shares of Class A common stock with a fair value of $10,452 to reduce the convertible promissory note in the amount of $5,352. The difference in the market value and the convertible promissory note reduction was charged to beneficial interest in the amount of $5,100.

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

As of September 30, 2009, the outstanding balance on the Convertible Promissory Note was $112,058.

In accordance with FASB ASC 815-10 (Prior authoritative literature: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 5 years; and volatility: 321.58%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $16,366, resulting primarily from calculation of the conversion price. For the three months ended September 30, 2009, the Company recorded a loss on Valuation of Derivative in the amount of $114,777 as compared to a Loss on Valuation of Derivative of $2,420 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, the Company recorded a Loss on Valuation of Derivative in the amount of $536,598 as compared to a Gain on Valuation of Derivative in the amount of $27,491 for the nine months ended September 30, 2008. .  The fair value of the embedded conversion was estimated at the September 30, 2009 using the Black-Scholes model with the following assumptions: risk free interest rate: 1.45%; expected dividend yield: 0%: expected life: 5 years; and volatility: 320.74%. The derivative liability was $672,661 and $98,074 at September 30, 2009 and December 31, 2008, respectively.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

On June 30, 2008, the Company converted its outstanding B Green accounts payable to iVoice, Inc., for unpaid administrative services, in the amount of $8,000 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. For the nine months ended September 30, 2009 total unpaid administrative services in the amount of $36,000 was added to the convertible promissory note. As of September 30, 2009, the outstanding balance on the B Green Convertible Promissory Note was $64,400.

In accordance with FASB ASC 815-10 (Prior authoritative literature: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions, the same as used for iVoice Technology as B Green as there is no market for B Green’s stock: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 5 years; and volatility: 226.33%. The accounting guidance instructs that the conversion options are a derivative liability. At June 30, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $8,000, and charged Other Expense - Loss on Valuation of Derivative for $16,366, resulting primarily from calculation of the conversion price. For the three months ended September 30, 2009 the Company recorded a Loss on Valuation of Derivative in the amount of $87,240 as compared to $1,796 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009 the Company recorded a Loss on Valuation of Derivative in the amount of $315,606 as compared to $3,700 for the nine months ended September 30, 2008.  The fair value of the embedded conversion was estimated at the September 30, 2009 using the Black-Scholes model with the following assumptions: risk free interest rate: 1.45%; expected dividend yield: 0%: expected life: 5 years; and volatility: 320.74%. The derivative liability was $386,744 and $35,138 at September 30, 2009 and December 31, 2008, respectively.

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
September 30, 2009 and 2008

Note 8        Convertible Debenture and Derivative Liability (continued)

In accordance with FASB ASC 815-10 (Prior authoritative literature: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 383.29%. The conversion feature of the debenture was recorded as a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $700,000, and charged Other Expense - Loss on Valuation of Derivative for $492,403, resulting primarily from calculation of the conversion price.

For the three months ended September 30, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $25,457 and amortized the debt discount for a charge of $47,023. For the nine months ended September 30, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $1,125,257 and amortized the debt discount for a charge of $602,163. For the three and nine months ended September 30, 2009, the Company did not record any Gain or Loss on Valuation of Derivative or amortization of debt discount as the convertible debenture has been paid in full.

Note 9        Income taxes

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At September 30, 2009 and December 31, 2008 deferred tax assets consist of the following:

	September 30, 2009	December 31, 2008
Net operating loss carry forwards	$786,000	$663,000
Deferred compensation	120,000	105,000
Deferred tax asset	906,000	768,000
Less: valuation allowance	(906,000)	(768,000)
Deferred tax asset, net	$-0-	$-0-

At September 30, 2009 and December 31, 2008, the Company had a federal net operating loss carry forward in the approximate amounts of $1,966,000 and $1,658,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Of the 1,000,000 shares of Preferred Stock, 10,000 shares are designated Series A 10% Preferred Stock, par value $1.00 per share, with a stated value of $1,000 (the “Series A Preferred Stock”). The stated value is used for calculation of dividends and liquidation preferences. On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Preferred Stock to iVoice, Inc. for $1,444,444.  With consent of the holders of the Series A Preferred Stock, on March 6, 2009, the Company amended its Certificate of Incorporation and amended the rights of the Series A Preferred by: (i) eliminating all voting rights for the Series A Preferred Stock and (ii) eliminating the conversion feature of the Series A Preferred Stock

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 10      Capital Stock (continued)

As of September 30, 2009, 1,444.44 shares of Series A 10% Convertible Preferred Stock are issued and outstanding.

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

b) Class A Common Stock

As of September 30, 2009, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 571,309,870 shares were issued, and 570,115,387 shares were outstanding, and 1,194,483 shares were issued pending conversion by YA Global Investments.

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

c)  Class B Common Stock

As of September 30, 2009, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. As of September 30, 2009, no shares were issued or outstanding. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.

d)  Class C Common Stock

As of September 30, 2009, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of September 30, 2009, no shares were issued or outstanding.

Note 11     Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of September 30, 2009.

Note 12      New Accounting Pronouncements

In December 2007, the FASB issued FASB ASC 810-10 (Prior authoritative literature: SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  FASB ASC 810-10 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FASB ASC 810-10 will be effective beginning January 1, 2009. The adoption of FASB ASC 810-10 did not have a material impact on the Company’s condensed consolidated financial statements.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 12      New Accounting Pronouncements (continued)

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature SFAS No 141(R), “Business Combinations.”  This statement provides new accounting guidance and disclosure requirements for business combinations.  FASB ASC 805-10 is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008. The adoption of FASB ASC 805-10 did not have a significant impact on the Company’s condensed consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In December 2007, the FASB finalized the provisions of the FASB ASC 808-10, “Accounting for Collaborative Arrangements.”  FASB ASC 808-10 provides guidance and requires financial statement disclosures for collaborative arrangements. FASB ASC 808-10 is effect for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of FASB ASC 808-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815-10 (Prior authoritative literature (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” which modifies and expands the disclosure requirements for derivative instruments and hedging activities.  FASB ASC 815-10requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments.  It also requires disclosures about credit-related contingent features in derivative agreements. FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  FASB ASC 815-10 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued FASB ASC 350-30, Determination of the Useful Life of Intangible Assets. FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FASB ASC 350-30must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company’s adoption of FASB ASC 350-30 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2008, the FASB ratified FASB ASC 840-10, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements. FASB ASC 840-10 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. FASB ASC 840-10 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of FASB ASC 840-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2008, the FASB issued FASB ASC 350-30, Accounting for Defensive Intangible Assets”. FASB ASC 350-30 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ FASB ASC 350-30 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. FASB ASC 350-30 also requires that defensive intangible assets be assigned a useful life in accordance with FASB ASC 350-30-35 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments. FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change FASB ASC 320-10 brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FASB ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009 The Company’s adoption of FASB ASC 320-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10 provides additional guidance for estimating fair when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of FASB ASC 820-10 did not have a material impact on the Company’s condensed consolidated financial statements.

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 12      New Accounting Pronouncements (continued)

In April 2009, the FASB issued FASB ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825-10 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods FASB ASC 825-10 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of issued FASB ASC 825-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105-10, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. FASB ASC 105-10 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Company’s financial position or results of operations, but will change the way in which GAAP is referenced in the Company’s financial statements. FASB ASC 105-10  is effective for interim and annual reporting periods ending after September 15, 2009.

In May 2009, the FASB issued FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FASB ASC 855-10 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of September 30, 2009 through the date the financial statements were issued.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.

Note 13      Fair Value Measurements

In September 2006, the FASB issued FASB ASC 820-10, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FASB ASC 820-10 were effective January 1, 2008.

As defined in FASB ASC 820-10, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.

These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by FASB ASC 820-10 are as follows:

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

iVOICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

Note 13      Fair Value Measurements (continued)

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2009 and December 31, 2008. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2009	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$51,343	$-	$51,343
Note payable to related parties	-	127,308	-	141,708
Derivative liabilities	-	1,059,405	-	1,059,405
Total Liabilities	$-	$1,238,056	$-	$1,252,456

December 31, 2008	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$15,943	$-	$15,943
Note payable to related parties	-	141,708	-	141,708
Derivative liabilities	-	133,212	-	133,212
Total Liabilities	$-	$290,863	$-	$290,863

The Company’s derivatives are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, and volatility factors. Refer to Notes 7 and 8 for more discussion on derivatives. The Company did not hold financial assets and liabilities, which were recorded at fair value in the Level 3 category as of September 30, 2009 and December 31, 2008.

Note 14      Subsequent Event

On September 29, 2009 the Company filed an Information Statement on Schedule 14C, which will be effective on November 10, 2009 for the following:

1.  Grant of discretionary authority for the Board of Directors to effect the buyback by the Company of the Class A Common Stock.
2.  Election of Jerome Mahoney and Frank Esser to the Board of Directors.
3.  Change the name of the corporation to B Green Innovations, Inc. by filing an amendment to the Certificate of Incorporation, change trading symbol.
4.  Approval of the iVoice Technology, Inc. 2005 Stock Incentive Plan and change the name to the B Green Innovations, Inc. 2005 Stock Incentive Plan (the “2005 Plan”).
5.  Approval of the iVoice Technology, Inc. 2005 Directors’ and Officers’ Stock Incentive Plan and change the name to the B Green Innovations, Inc. 2005 Directors’ and Officers’ Stock Incentive Plan (the “2005 Directors’ and Officers’ Plan”).
6.  Ratify the Board of Directors’ selection of Bagell Josephs Levine & Company, LLC to audit our       financial statements for the fiscal year ending December 31, 2009.

Item 2.       Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are:  changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances.  For a discussion of material risks and uncertainties that the Company faces.  See the discussion in the Form 10−K for the fiscal year ended December 31, 2008 entitled “Risk Factors”.

Results of Operations

Total revenues increased $18,935 (193.5%) and $38,805 (110.4%) for the three and nine months ended September 30, 2009 to $28,721 and $73,969, respectively, as compared to $9,786 and $35,164 for the same periods in the prior year. Maintenance services on IVR products declined  70.3% and 39.3% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in the prior year as a result of lower maintenance services, which has been a result of the reduction installations. The decreases in maintenance revenues were offset by new sales of our “green” products from B Green Innovations. There were no sales of “green” products in the prior year. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Gross profit increased $5,001 (51.1%) to $14,787 for the three months ended September 30, 2009 as compared to the same period in the prior year as a result of the increased volume for “Green” products. Maintenance services on IVR products yield a very high gross profit as a result of the limited costs needed to support these products as compared to the manufactured “Green” products.  Gross profit for the nine months ended increased $4,332 (12.3%) to $39,496 as compared to the same period last year. Gross profit increased as a result of lower maintenance revenues offset by higher gross profits on the “green” products. B Green’s gross profit on product sales was offset by purchases certain packaging materials that were charged directly to cost of sales.

Total operating expenses decreased $24,008 (15.7%) to $129,060 for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily as a result of lower investor relations expenses partially offset by an increase in expenses associated with the operations of B Green Innovations, Inc.  For the nine months ended September 30, 2009 total operating expenses decreased $19,998 (4.6%), lower investor relations expenses partially offset by an increase in expenses associated with the operations of B Green Innovations, Inc.

Total other expense was $275,341 for the three months ended September 30, 2009 as compared to an expense of $39,782 for the three months ended September 30, 2008, an increase of $235,559. This increase in other expense is primarily attributed to the loss on valuation of derivative. Total other expense was $916,416 for the nine months ended September 30, 2009 as compared to income of $238,449 for the nine months ended September 30, 2008, a decrease of $1,154,865. For the nine months ended September 30, 2008 the Company reported a gain on the valuation of derivative of $1,094,066, which was partially offset by amortization of debt discount of $624,051 as compared to a loss on valuation of derivative of $852,204 and amortization of debt discount of $40,741 for the nine months ended September 30, 2009.

Net loss for the quarter ended September 30, 2009 was $389,614 as compared to a loss of $183,064 for the quarter ended September 30, 2008.  Net loss for the nine months ended September 30, 2009 was $1,296,296 as compared to a loss of $145,761 for the nine months ended September 30, 2008. The changes were the result of the factors discussed above.

As of September 30, 2009, iVoice Technology had one full-time and two part-time employees.

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

For the nine months ended September 30, 2009, the Company had a net decrease in cash of $207,041.  The Company’s principal sources and uses of funds were as follows:

Cash used by operating activities.   The Company used $207,041 in cash for operating activities for the nine months ended September 30, 2009 as compared to $284,348 in the prior year. The decrease in cash used for operating activities is primarily attributed to the payment of accrued interest and the redemption fees associated with the paydown of the convertible debenture for the nine months ended September 30, 2008, which did not occur in 2009.

Net Cash used by investing activities. Net cash used in investing activities is attributed to increases in notes payable and other assets for the nine months ended September 30, 2008. There was no change in cash from investing activities for the nine months ended September 30, 2009.

Net Cash provided by financing activities. There were no proceeds from financing activities for the nine months ended September 30, 2009.  The Company generated $816,368 from financing activities for the nine months ended September 30, 2008 primarily as a result of net proceeds from the sales of Series A Preferred Stock, partially offset by the payment of the convertible debenture in the amount of $572,815.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2009.

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

Revenue Recognition

With respect to the sale of software license fees, the Company recognizes revenue in accordance with FASB ASC 985-605, Software Revenue Recognition, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disk (CD) or other means to the customer has occurred, (3) the perpetual license fee is fixed or determinable and (4) collectability, which is assessed on a customer-by-customer basis, is probable.

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

Software Costs

Software license costs are recorded at cost, which approximates fair market value as of the date of purchase. These costs represent the purchase of various exploitation rights to certain software, pre-developed codes and systems developed by a non-related third party. These costs are capitalized pursuant to FASB ASC 985-20, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. The Company develops software for licensing to its customers and capitalizes software development costs when technological feasibility has been established. Software development costs not qualifying for capitalization are expensed and classified as research and development expenses in the statements of operations. Research and development expenses and the capitalization rate will fluctuate from period to period depending upon the number and status of software development projects that are in process and the related number of people assigned to those projects.

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

The Company accounts for its embedded conversion features in its convertible debentures in accordance with FASB ASC 815-10, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The financial statements for the period include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures with YA Global Investments (f/k/a/Cornell Capital Partners)

Item 4T.     Controls and Procedures

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

Item 6.       Exhibits

3.1	Amendment to the Certificate of Incorporation dated July 27, 2009 and filed as an Exhibit 3.1 on a Current Report on Form 8-K dated July 27, 2009 and incorporated by reference herein.

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14 under the Securities Exchange Act.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

iVOICE TECHNOLOGY, INC.

Date: November 6, 2009	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, Chief Executive Officer and Chief Financial Officer

INDEX OF EXHIBITS

3.1	Amendment to the Certificate of Incorporation dated July 27, 2009 and filed as an Exhibit 3.1 on a Current Report on Form 8-K dated July 27, 2009 and incorporated by reference herein.

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14 under the Securities Exchange Act.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.