Form 10-K
period 2009-12-31
B Green Innovations, Inc.
filed 2010-03-19
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

B GREEN INNOVATIONS, INC.
(Exact name of the Registrant as specified in its charter)

New Jersey	20-1862731
(State of Incorporation)	(I.R.S. Employer ID Number)

750 Highway 34, Matawan, New Jersey	07747
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone No. including Area Code: 732-441-7700

Securities registered under 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒
Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐   No ☒

The aggregate market value of the voting Common Stock held by non-affiliates on June 30, 2009 (the last business day of our most recently completed second fiscal quarter) was $748,294 using the closing price on June 30, 2009.

As of March 17, 2010, the Registrant had 599,115,287 shares of Class A common stock outstanding and 115,025 shares of Class B common stock outstanding.

PART I

ITEM 1.  BUSINESS

BACKGROUND

OVERVIEW

B Green Innovations, Inc.,  a New Jersey corporation, based in Matawan, New Jersey, (OTC Bulletin Board: BGNN), f/k/a iVoice Technology, Inc., (“B Green Innovations” or the “Company”) was incorporated on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. (“iVoice”).  The Company received by assignment all of assets, liabilities and obligations of iVoice Technology, Inc., a Nevada corporation.  When we refer to or describe any agreement, contract or other written instrument of the Company in this Report, we are referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology, Inc., a Nevada corporation and assigned to the Company, or agreement, contract or other written instrument entered into by B Green Innovations.

In May 2008, the Company formed B Green Innovations, Inc. (“B Green”) as a wholly owned subsidiary and agreed to invest up to $500,000 in B Green, to commercialize its “green” technology platforms.

On November 17, 2009, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), B Green Innovations, Inc., a wholly owned subsidiary of iVoice Technology, Inc. (the “Company”), merged into iVoice Technology, Inc.

The Company is now dedicated to the development, manufacture, and distribution of “green” products. The Company will also continue to support the Interactive Voice Response ("IVR"), software that was developed by iVoice. We currently have no plans to engage in future research and development, to launch any additional versions of the IVR software or other products, or to continue to market this product.

On July 28, 2009, the Board of Directors and shareholders through written consent representing a majority of the total voting Class A and Class B Common stock voted to change the name of the Company to B Green Innovations, Inc.  On November 20, 2009, the Company filed an Amendment to the Certificate of Incorporation with the State of New Jersey to officially change the name of the Company.

Our principal office is located at 750 Highway 34, Matawan, New Jersey 07747. Our telephone number is (732) 696-9333. Our company website is located at www.bgreeninnovations.com.

OUR BUSINESS

B Green Innovations, Inc., is dedicated to becoming a “green” technology company, focused on acquiring and identifying promising technologies that address environmental issues.

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

The Company continues to evaluate additional products to its product line as well as expanding its distribution channels.

The Company will also continue to support the Interactive Voice Response ("IVR"), software that was developed by iVoice. The Company's Interactive Voice Response line was designed to read information from and write information to, databases, as well as to query databases and return information. We currently have no plans to engage in future research and development, to launch any additional versions of the IVR software or other products, or to continue to market this product.

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

In conjunction with the Spin-off from iVoice, the Company entered into an Administrative Service Agreement dated August 1, 2004, as amended (the “Administrative Services Agreement”) with iVoice.  Under the terms of the Administrative Services Agreement, iVoice provided administrative services to the Company on a month-to-month basis until the Company was able to replace the services provided by iVoice. As of October 1, 2009, iVoice, Inc. suspended all charges for the Administrative Service Agreement with the Company.

The Company has continued to operate at a loss. Additionally, the Company has relied on iVoice for financial, administrative and managerial expertise in conducting its operations. The Company has developed and maintained its own credit and banking relationships, and performs its own financial and investor relation functions.  However, the Company may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management’s time and other resources.

The Company has received a going concern opinion from its auditors.  Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business.  If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business.  We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed.  Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

Subsequent to December 31, 2009, the Company received a preferred stock investment of $1.2 million.

The Series A Preferred Stock is as follows:

1.	Investors in Series A Preferred Stock have no voting rights and do not join with the Class A Common Stock shareholders in voting on shareholder matters regarding the Company.
2.	Investors in Series A Preferred Stock will accrue 3% dividends on a quarterly basis, which is below commercial market borrowing rates.
3.	Investors in Series A Preferred Stock may convert their shares into Class A Common Stock at current market prices at the time of the conversion with no discount to market.
4.	The Company can redeem part or all of the Series A Preferred Stock by paying the investors the initial value plus accrued dividends plus a warrant at an exercise price of $0.05 per share.

The business of the Company is not seasonal. The Company maintains no special arrangements relating to working capital items, and as far as it is aware this is standard in the industry. None of the Company’s present business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

PRODUCTS AND SERVICES

In 2006 the Environmental Protection Agency (“EPA”) became involved, publishing a guidebook called “Scrap Tire Cleanup” in which it noted that large scrap tire stockpiles present a risk to human health and the environment for several reasons. It noted that, “They provide an ideal breeding ground for mosquitoes, which carry and transmit life-threatening diseases, such as encephalitis, West Nile and Eastern equine virus, and dengue fever in some regions. Stockpiles can also catch on fire as a result of lightening strikes, equipment malfunctions or arson. The longer the stockpile continues unabated, the more likely it is to catch fire, some experts no longer consider it a question of if a stockpile will catch fire, but when it will burn.”

According to this report, “State, federal and local agencies have spent tens of millions of dollars over the past several decades in responding to tire fires and, as a general rule, it is five to ten times more expensive to remediate a fire site than it is to remove tires before they catch fire.” This is where B Green comes in. The Company recently completed its review and analysis relating to the manufacture of products from recycled tires and will be filing for several patents to address this problem.  The Company’s products include its VibeAway® Pads and EcoPod® (see below).

The Company continues to evaluate additional “green” products to add to its line as well as opportunities to increase its distribution channels.

The Company will also continue to support the Interactive Voice Response ("IVR"), software that was developed by iVoice. The Company's Interactive Voice Response line is designed to read information from and write information to, databases, as well as to query databases and return information. We currently have no plans to engage in future research and development, to launch any additional versions of the IVR software or other products, or to continue to market this product.

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

STRATGEIC ALLIANCES

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

The Company plans to market and sell its products through a distribution network. B Green Innovations has distribution agreements with reputable distributors that have proven themselves within their territories and industry segments. The four main sales areas we will concentrate on will be direct selling to the appliance manufactures, large retail chains, regional distributors of appliances (suppliers) and the strong internet marketing presence.

The following are our product offerings:

EcoPod® - The EcoPod® is made from recycled tire rubber. It is a shock absorption pad that is used to reduce sound, vibrations, and pulsating of heavy equipment. EcoPod® is a compact, solid crumb rubber isolation blocks engineered to reduce structure noise transmission. When installed between the noise source and a secondary surface, EcoPod® will minimize sound radiation through floors, walls, ceilings and other surfaces such as sheet metal, fiberglass, glass and plastic.

Applications:

EcoPod® is designed to separate noise-generating sources such as heating and air conditioning (HVAC) units, appliances, pumps, motors, and generators.

Typical applications include:

▪	Appliances: Can be mounted on the bottom of washing machines, dryers, dishwashers and refrigerators to reduce vibration and noise transmission

▪	HVAC: Mount under feet of slab or rooftop mounted air conditioners, heat pumps and other refrigeration equipment to reduce structure borne vibration noise

▪	Equipment: Used to isolate vibration from pool pumps, generators and other vibration generating equipment. Excellent for use in isolating sheet metal enclosures

VibeAway® - VibeAway® pads are specially designed washing machine anti-vibration pads for washing machines and dryers. The 100% crumb rubber pad, made from recycled tires, is designed to reduce the transfer of vibration that occurs in most typical washing and drying cycles. It is a shock absorption pad that is used to reduce sound, vibrations, and pulsating of washing machines, dryers, table saws, freezers and other large appliances. Our VibeAway® pads prevent washing machines from "walking," and help prolong the life of your washing machine, dryer or other appliance. They also reduce the need to reinforce upper level floors to reduce vibration and noise. The pads have a full refund guarantee and have the following advantages:

▪	Reduces the transfer of vibration

▪	Prevents washing machines from "walking"

▪	Protect floors

▪	Made from 100% recycled tire rubber, address important environmental concerns

▪	Recessed for easy guidance for foot of washing machine/dryer

▪	Full refund guarantee

CUSTOMERS

Our end user customers are consumers that want products that help provide a solution to minimize waste around the world. We primarily sell to wholesale distributors that are recognized in the HVAC, Appliance, Motors, Plumbing, Maintenance, Electrical, Tools and Refrigeration Industries.

We do not rely on any one specific customer for any significant portion of our revenue base.

COMPETITION

The Company competes with a number of small and large companies.  We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage. As a result, these competitors may respond more quickly than we do to new or emerging technologies or changes in customer requirements. In addition, some of our larger competitors may be able to provide greater incentives to customers through rebates and marketing development funds and similar programs. Furthermore, some of our competitors with multiple product lines may integrate other products that we do not sell or bundle their products to offer a broader product portfolio, which may make it difficult for us to gain or maintain market share.

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

MANUFACTURING AND SUPPLIERS

The Company does not have the internal capability to manufacture products. We use third party manufacturing companies to produce the products.  Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply product to our customers. Such an interruption could cause us to incur substantial costs and our ability to generate revenue may be adversely affected. We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all.  Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of these products.

PATENTS AND TECHNOLOGY DEVELOPMENT

The Company will continue its research and development to generate new and improved product offerings while strengthening its intellectual property portfolio. The following patents have been filed, but there can be no assurance that these patents will be approved. The Company expects to make additional filings in the future:

•	New Interlocking Paver and Patio Blocks
•	Recycled Tire Trash Cans
•	Vehicle Mud Flaps Made of Recycled Tires
•	Recycled Tire Pod with Appliance Recess Guide

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

RESEARCH AND DEVELOPMENT

We currently have no plans to engage in future research and development or to launch any additional versions of the IVR software or other products. The Company has not incurred any research and development expenses related to its “green” products activities.

For the year ending December 31, 2009 and 2008, the Company has not incurred any research and development expenditures.

EMPLOYEES

At December 31, 2009, we had two full-time employees and one part-time employee as well as a part-time consultant. Our employees are not covered by labor union contracts or collective bargaining agreements. From time to time, the Company also employs independent contractors to support its operations. At February 25, 2010, the Company utilized one outside contractor in the accounting area.

We have entered into an employment agreement with our President, Chief Executive Officer and Secretary (Jerome Mahoney).  Mr. Mahoney will not provide services to the Company on a full-time basis.  Many services that would be provided by employees are currently being provided to the Company by iVoice under the administrative services agreement. As of October 1, 2009, iVoice, Inc. suspended all charges for the Administrative Service Agreement with the Company.  The Company is evaluating its need to hire additional personnel, and such plans will be based upon available financial resources. Currently, we expect our current employees to continue to fulfill orders received by telephone. Within the industry, competition for key technical and management personnel is intense, and there can be no assurance that we can retain our future key technical and managerial employees or that, should we seek to add or replace key personnel, we can assimilate or retain other highly qualified technical and managerial personnel in the future.

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

WE HAVE A LIMITED OPERATING HISTORY WITH OUR CURRENT “GREEN PRODUCTS” AND WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES IN THE EARLY STAGE MAY FACE.

As a result of the Company’s limited operating history with “green” products, the current difficult economic conditions of the marketplace and the competition in the industry, it may be difficult for you to assess our growth and earnings potential. Therefore, we have faced many of the difficulties that companies in the early stages of their development in new and evolving markets often face, as they are described herein.  We may continue to face these difficulties in the future, some of which may be beyond our control.  If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

WE HAVE A LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND MAY BE UNABLE TO OPERATE PROFITABLY AS A STAND-ALONE COMPANY.

The Company only has limited operating history as an independent public company.  The business has operated at a loss for the last few years, and such losses may continue or increase. We may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management’s time and other resources.

WE HAVE A HISTORY OF LOSSES AND CASH FLOW SHORTFALLS

The Company has incurred recurring operating losses.  The Company had losses from operations of approximately $534,476 and $498,245 for the years ended December 31, 2009 and 2008, respectively, and cash used in operating activities of $265,125 and $279,609 during the years ended December 31, 2009 and 2008, respectively.  The Company has been and may, in the future, be dependent upon outside and related party financing to develop and market their products, perform their business development activities, and provide for ongoing working capital requirements. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition, our business, and us.

WE HAVE RECEIVED A REPORT FROM OUR INDEPENDENT AUDITORS THAT DESCRIBES THE UNCERTAINITY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has received reports from its independent auditors for the fiscal years ended December 31, 2009 and December 31, 2008 containing an explanatory paragraph describing the issues leading to substantial doubt about the uncertainty regarding the Company’s ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors’ opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

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

There can be no assurance that management’s plans will be successful, and other unforeseeable actions may become necessary. Any inability to raise capital may require us to reduce the level of our operations. Such actions would have a material adverse effect on us, our business, and operations and result in charges that would be material to our business and results of operations.

WE CANNOT ACCURATELY FORECAST OUR FUTURE REVENUES AND OPERATING RESULTS, WHICH MAY FLUCTUATE.

Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Our operating results are unpredictable, and we expect them to fluctuate in the future due to a number of factors, including the following:

•	the timing of sales of our products and services, particularly in light of our minimal sales history;

•	the introduction of competitive products by existing or new competitors;

•	reduced demand for any given product;

•	difficulty in obtaining a supply for its products;

•	difficulty in keeping current with changing technologies;

•	unexpected delays in introducing new products, new features and services;

•	the timing of product implementation, particularly large design projects;

•	increased or uneven expenses, whether related to sales and marketing, product development, or administration;

•	deferral of recognition of our revenue in accordance with applicable accounting principles, due to the time required to complete projects;

•	seasonality in the end-of-period buying patterns of foreign and domestic markets;

•	the mix of product license and services revenue; and

•	costs related to possible acquisitions of technology or businesses.

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

We have relied on the private placement of equity securities, convertible debentures and promissory notes to obtain working capital and may continue to do so in the future.  As of December 31, 2009, we have outstanding the following convertible obligations:  (i) the promissory note of $3,003 and (ii) deferred compensation of $221,448 (plus accrued interest of $100,692) owing to Mr. Mahoney provides that, at Mr. Mahoney’s option, principal and interest due on the note can be converted into shares of the Company’s Class B Common Stock, which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price of at which the Company had ever issued its Class A Common Stock. However, the Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.  There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations.

In order to obtain working capital in the future, we intend to issue additional equity securities and convertible obligations.

In the event that the price of our Class A Common Stock decreases, and our convertible obligations (or any other convertible obligations we may issue) are converted into shares of our Class A Common Stock:

●	the percentage of shares outstanding that will be held by these holders upon conversion will increase accordingly,

●	increased share issuance, in addition to a stock overhang of an indeterminable amount, may depress the price of our Class A Common Stock,

●	the sale of a substantial amount of convertible debentures to relatively few holders could effectuate a possible change in control of the Company, and

●
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

LOSS OF THE SERVICES OF KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICE OR OUR DIRECTORS COULD MATERIALLY HARM OUR BUSINESS.

We are dependent on our key officers and directors, including Jerome R. Mahoney, our President, Chief Executive Officer, Chief Financial Officer and Secretary.  The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement.  Such a loss would also divert management attention away from operational issues.  To minimize the effects of such loss, the Company has entered into an employment contract with Jerome Mahoney.

OUR FUTURE BUSINESS ACQUISITIONS MAY BE UNPREDICTABLE AND MAY CAUSE OUR BUSINESS TO SUFFER.

The Company may seek to expand its operations through the acquisition of additional businesses. These potential acquired additional businesses may be outside the current field of operations of the Company.  The Company may not be able to identify, successfully integrate or profitably manage any such businesses or operations. The proposed expansion may involve a number of special risks, including possible adverse effects on the Company’s operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on the Company’s business, financial condition and results of operations. In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers’ operations could increase materially. The inability of the Company to implement and manage its expansion strategy successfully may have a material adverse effect on the business and future prospects of the Company. Furthermore, through the acquisition of additional businesses, the Company may effect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. While the Company may, under certain circumstances, seek to effect business acquisitions with more than one target business, as a result of its limited resources, the Company, in all likelihood, will have the ability to effect only a single business acquisition at one time.  Currently, the Company has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

MEMBERS OF OUR BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST; WE DO NOT HAVE ANY FORMAL PROCEDURES FOR RESOLVING CONFLICTS IN THE FUTURE.

Mr. Mahoney, a member of the board of directors, who also owns iVoice, Inc. shares (a related party), has the right to convert $224,451 of loans and deferred compensation and $100,692 of accrued and unpaid interest into 325,143 shares of the Company’s Class B Common Stock, as well as owning 115,025 shares of Class B common stock, both of which are convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock.  There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. However, the Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. In addition, Mr. Mahoney, President and CEO of the Company, serves as the Chairman of the Board and Chief Executive Officer of iVoice and we anticipate that he will continue to serve in such capacities. These relationships could create, or appear to create, potential conflicts of interest when the Company’s directors and management are faced with decisions that could have different implications for the Company and iVoice. For example, Mr. Mahoney may experience conflicts of interest with respect to the allocation of his time, services and functions among iVoice, the Company and any other projects.   Other examples could include potential business acquisitions that would be suitable for either the Company or iVoice, activities undertaken by iVoice in the future that could be in direct competition with B Green Innovations, or the resolution of disputes arising out of the agreements governing the relationship between iVoice and B Green Innovations.  Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of B Green Innovations.  Furthermore, B Green Innovations does not have any formal procedure for resolving such conflicts of interest should they arise.

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

OUR SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE BUSINESSES.

If working capital or future acquisitions are financed through the issuance of equity securities, B Green Innovations stockholders would experience significant dilution.  In addition, the conversion of outstanding debt obligations into equity securities would have a dilutive effect on the Company’s shareholders.  Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the B Green Innovations Class A Common Stock.

If B Green Innovations is unable to obtain funds from the equity financing, management believes that the Company can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital. However, there is no assurance that management will be able to obtain additional funding.

WE FACE INTENSE PRICE-BASED COMPETITION FOR OUR “GREEN” PRODUCTS, WHICH COULD REDUCE PROFIT MARGINS.

Price competition is often intense in this market. Many of our competitors have significantly reduced the price of their products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.

WE MAY DEPEND ON DISTRIBUTION BY RESELLERS AND DISTRIBUTORS FOR A SIGNIFICANT PORTION OF REVENUES.

We may distribute some of our products through resellers and distributors.  To effectively do so, we must establish and maintain good working relationships with these resellers and distributors. If we are unsuccessful in establishing and maintaining relationships with resellers and distributors or with new resellers and distributors, or if these resellers and distributors are unsuccessful in reselling our products, our future net revenues and operating results may be adversely affected.  The Company does not have any material relationship with any single distributor or reseller.

THE LIMITED SCOPE OF RESULTS OF OUR RESEARCH AND DEVELOPMENT MAY LIMIT OUR ABILITY TO EXPAND OR MAINTAIN ITS SALES AND PRODUCTS IN A COMPETITIVE MARKETPLACE.

The Company currently has no plans to engage in research and development of new products or improvements on existing technologies.  Failure to engage in such research and to develop new technologies or products or upgrades, enhancements, applications or uses for existing technologies may place the Company at a competitive disadvantage in the marketplace for its products.  As no current research and development program currently exists within the Company, any future research and development programs could cause us to incur substantial fixed costs, which may result in such programs being prohibitively expensive to initiate without substantial additional financing being obtained on favorable terms.  Also, the lack of any current research and development program may result in an extended launch period for a research and development program at a point in our business when time is of the essence.  These delays could have a material adverse effect on the amount and timing of future revenues.

Such limited research and development may also adversely affect the ability of B Green Innovations to test any new technologies, which may be established in the future in order to determine if they are successful.  If they are not technologically successful, our resulting products may not achieve market acceptance and our products may not compete effectively with products of our competitors currently in the market or introduced in the future.

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

POTENTIAL SOFTWARE DEFECTS AND PRODUCT LIABILTY COULD RESULT IN DELAYS IN MARKET ACCEPTANCE, UNEXPECTED COSTS AND DIMINSIHED OPERATING RESULTS.

Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Defects and errors could be found in current versions of our products. Software defects could result in unexpected reprogramming costs, which could materially adversely affect our operating results. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions limiting our liability may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim may have a material adverse effect on our business, operating results and financial condition.

WE RELY ON THIRD PARTY TECHNOLOGIES, WHICH MAY NOT SUPPORT OUR PRODUCTS.

Our software products are designed to run on the Microsoft® Windows® operating system and with industry standard hardware. Although we believe that the operating systems and necessary hardware are and will be widely utilized by businesses in the corporate market, businesses may not actually adopt such technologies as anticipated or may in the future migrate to other computing technologies that we do not support.  Moreover, if our products and technology are not compatible with new developments from industry leaders, such as Microsoft, our business, results of operations and financial condition could be materially and adversely affected.

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

JEROME MAHONEY THE PRESIDENT AND CEO OF B GREEN INNOVATIONS MAY HAVE CONTROL OVER OUR MANAGEMENT AND DIRECTION.

Mr. Mahoney owns 115,025 of the Company’s Class B common stock and will have the right to convert $224,451 of indebtedness and deferred compensation, together with accrued but unpaid interest of $100,692, into 325,143 shares of B Green Innovations Class B Common Stock, which Class B Common Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock.  Interest accrues on the outstanding principal balance of the note at prime plus 2% per annum.  There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.  Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  If Mr. Mahoney converts his indebtedness into 440,168 shares of Class B Common Stock, he will have voting rights equal to 1,375,525,588 shares of Class A Common Stock and will have control over the management and direction of B Green Innovations, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.

OUR MANAGEMENT TEAM IS NEW AND ITS WORKING RELATIONSHIPS UNTESTED.

We have only recently assembled our management team and have made changes in our operating structure.  Some members of our management team have worked with each other in the past, although at this time we cannot assess the effectiveness of their working relationships.  As a result, we may be unable to effectively develop and sell our products and the Company, as a business, may fail.

WE RELY ON INTELLECTUAL AND PROPRIETARY RIGHTS WHICH MAY NOT REMAIN UNIQUE TO US.

We regard our underlying technology as proprietary.  We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws.

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

In addition, third parties who claim that our products infringe the intellectual property rights of others may sue us.  This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved.  Any litigation or claims against us, whether valid or not, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a material adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

●	cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely effect our revenue;

●	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

●	redesign our products, which would be costly and time-consuming.

WE MAY INCUR INCREASED EXPENSES AFTER THE ADMINISTRATIVE SERVICES AGREEMENT WITH IVOICE IS TERMINATED.

In connection with its spin-off from iVoice in 2006, the Company entered into an administrative services agreement with iVoice. Under this agreement, iVoice is providing the Company with services in such areas as inventory purchasing, material and inventory control, employee benefits administration, payroll, financial accounting and reporting, and other areas where the Company needs assistance and support. The agreement will continue on a month-to-month basis.  Upon termination of the agreement, the Company may be required to obtain such services from a third party or increase its headcount to provide such services. This could be more expensive than the fees, which the Company has been required to pay under the administrative services agreement.

IF OUR TECHNOLOGIES AND PRODUCTS CONTAIN DEFECTS OR OTHERWISE DO NOT WORK AS EXPECTED, WE MAY INCUR SIGNIFICANT EXPENSES IN ATTEMPTING TO CORRECT THESE DEFECTS OR IN DEFENDING LAWSUITS OVER ANY SUCH DEFECTS.

Voice-recognition products are not currently accurate in every instance, and may never be. Furthermore, we could inadvertently have sold products and technologies that contain defects. In addition, third-party technology that we include in our products could contain defects. We may incur significant expenses to correct such defects. Clients who are not satisfied with our products or services could bring claims against us for substantial damages. Such claims could cause us to incur significant legal expenses and, if successful, could result in the plaintiffs being awarded significant damages. Our payment of any such expenses or damages could prevent us from becoming profitable.

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

The protection provided by our patents, and patent applications if issued, may not be broad enough to prevent competitors from introducing similar products into the market. The courts of any jurisdiction, if challenged or if we attempt to enforce them, may not uphold our patents. Numerous publications may have been disclosed by, and numerous patents may have been issued to, our competitors and others relating to methods which we are not aware and additional patents relating to methods that may be issued to our competitors and others in the future. If any of those publications or patents conflict with our patent rights, or cover our products, then any or all of our patent applications could be rejected and any or all of our granted patents could be invalidated, either of which could materially adversely affect our competitive position.

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

OUR SECURITIES

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future on our common stock. Any future dividends will depend on our earnings, if any, and our financial requirements. The Company has Series A Convertible Preferred Stock, which includes a mandatory 10% dividend prior to any distribution to common shareholders.

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

OUR COMMON STOCK IS DEEMED TO BE “PENNY STOCK” WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3A51-1 promulgated under the Securities Exchange Act of 1934.  Penny stocks are stock:

●	with a price of less than $5.00 per share;

●	that are not traded on a “recognized” national exchange;

●	whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

●
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

Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, the Company and its independent public accounting firm have identified this as a material weakness in the Company's internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

ITEM 2. PROPERTIES

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Class A common stock, no par value, is quoted on the OTC Bulletin Board under the symbol "BGNN." The following table shows the high and low closing prices for the periods indicated.

Year	High	Low

2009

First Quarter	$0.002870	$0.000190
Second Quarter	$0.003000	$0.000880
Third Quarter	$0.002000	$0.001120
Fourth Quarter	$0.004000	$0.001310
2008

First Quarter	$0.00369	$0.000875
Second Quarter	$0.00137	$0.000312
Third Quarter	$0.000812	$0.000312
Fourth Quarter	$0.000687	$0.000125

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS OF COMMON EQUITY.

 As of December 31, 2009, the number of record holders of our common shares was approximately 759.

DIVIDEND INFORMATION.

To date, the Company has never paid a dividend. We have no plans to pay any dividends on common stock in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations. The Company has Series A 3% Preferred Stock, which includes a mandatory 3% dividend prior to any distribution to common shareholders. On February 10, 2010, the Company issued 1,219 shares of the Company’s Series A 3% Preferred Stock for $1,100,000 in cash and settlement of convertible note payable, which includes a mandatory 3% dividend prior to any distribution to common shareholders.  The previously issued Series A 10 % Preferred Stock has been changed to a 3% dividend rate.

SALE OF UNREGISTERED SECURITIES.

On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Preferred Stock to iVoice, Inc. for $1,444,444.

On February 10, 2010, the Company issued 119 shares of the Company’s Series A 3% Preferred Stock in exchange for $119,000 of convertible debt to a related party.

In February 2010, the Company issued 1,100 shares of the Company’s Series A 3% Preferred Stock for $1,100,000 in cash, which includes a mandatory 3% dividend prior to any distribution to common shareholders.  The previously issued Series A 10 % Preferred Stock has been changed to a 3% dividend rate.

DESCRIPTION OF SECURITIES

Pursuant to our certificate of incorporation, we are authorized to issue 1,000,000 shares of preferred stock, par value of $1.00 per share, 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share, and 20,000,000 shares of Class C Common Stock, par value $.01 per share. Below is a description of the Company’s outstanding securities, including Preferred stock, Class A common stock, Class B common stock, Class C common stock, options, warrants and debt.

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

The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share.

Of the 1,000,000 shares of Preferred Stock, 10,000 shares are designated Series A 3% Secured Preferred Stock, par value $1.00 per share, with a stated value of $1,000. The stated value is used for calculation of dividends and liquidation preferences.

On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Convertible Preferred Stock to iVoice, Inc. for $1,444,444.

As of December 31, 2008, 1,444.44 shares of Series A 10% Convertible Preferred Stock were issued and outstanding.

On March 6, 2009, the Company filed with the State of New Jersey an Amendment to the Certificate (the “Amendment”) that revised the rights of the holders of the Company’s Series A 10% Preferred Stock. The revisions included:

a.	This preferred stock will be referred to in the Company’s Certificate of Incorporation as: “Series A 10% Secured Preferred Stock”.
b.	The holders of the Series A 10% Secured Preferred Stock shall have no voting rights.
c.	The Series A 10% Secured preferred Stock shall no longer be convertible.

On February 10, 2010, the Company filed with the State of New Jersey an Amendment to the Certificate of Incorporation that revised the rights of the holders of the Company’s Series A 3% Secured Convertible Preferred Stock. The revisions included:

a.	The preferred stock will be referred to in the Company’s Certificate of Incorporation as: “Series A 3% Preferred Stock”.
b.	The holders of the preferred stock will have a new dividend rate of 3%.
c.	The holders of the Series A 3% Preferred Stock shall have no voting rights.
d.
Series A 3% Preferred Stock is convertible, at the option of the holder with the consent of the Corporation, at any time after the date of issuance of such share into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Series A Initial Value, as may be adjusted from time to time, by the Conversion Price applicable to such share. The "Conversion Price” per share shall be calculated as the closing bid price of the Class A Common stock on the last trading day immediately prior to the date that the Notice of Conversion is tendered to the Corporation, subject to certain adjustments.

e.
The holders of shares of Series A Preferred Stock shall be prohibited from converting shares of Series A Preferred Stock, and the Corporation shall not honor any attempted conversion of Series A Preferred Stock, if, and to the extent, the shares of Common Stock held by such converting holder of Series A Preferred Stock following any attempted conversion would exceed 9.99% of the outstanding shares of Common Stock of the Corporation after giving effect to such conversion.

On February 10, 2010, a related party agreed to purchase 1,219 shares of the Company’s 3% Preferred Stock for $1,100,000 in cash and exchange of a convertible promissory note.

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

As of December 31, 2009, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 600,309,870 shares were issued, 599,115,387 shares were outstanding, and 1,194, 483 shares were in escrow. The shares in escrow represent shares issued to YA Global, but not yet sold to the public market.

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

As of December 31, 2009 and 2008, there are 50,000,000 shares of Class B Common Stock authorized; par value $.01 per share, and no shares were issued or outstanding.

CLASS C COMMON STOCK

Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata.

As of December 31, 2009 and 2008, there are 20,000,000 shares of Class C Common Stock authorized; par value $.01 per share, and no shares were issued or outstanding.

OPTIONS AND WARRANTS

During the year 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (the “Plan”) in order to attract and retain qualified personnel. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees to purchase the Company's common stock.

The Company did not issue any stock options for the years ended December 31, 2009 and 2008.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	0	N/A	0	(1)
Total	0	N/A	0	(1)

(1) As of December 31, 2009, subject to approval by the Board of Directors, up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the Company’s 2005 Stock Incentive Plan (the “Stock Incentive Plan”) and up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the Company’s 2005 Directors' and Officers' Stock Incentive Plan (the “Directors’ and Officers’ Stock Incentive Plan”).  As of December 31, 2009, the Board had previously approved for issuance a total of 5,495,000 Class A Common Stock shares for each the Stock Incentive Plan and the Directors’ and Officers’ Stock Incentive Plan.  All authorized shares have been issued pursuant to each plan with no additional shares remaining.  The Board of Directors must take further action to authorize additional shares of issuance under each plan.

The Company’s 2005 Stock Incentive Plan (the "Plan") was approved by the Board of Directors, and became effective, on December 12, 2005.  The shares that may be delivered or purchased or used for reference purposes under the Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company's Class A Common Stock, no par value per share, as determined by the Board from time to time. The purpose of the Plan is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of B Green Innovations and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company’s stockholders. Awards under the Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options, stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the Plan. Under the Plan, the Board may provide for the issuance of shares of the Company's Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered. The Board shall have all the powers vested in it by the terms of the Plan, such powers to include exclusive authority (within the limitations of the Plan) to select the Eligible Participants to be granted awards under the Plan, to determine the type, size and terms of the awards to be made to each Eligible Participant selected, to determine the time when the awards will be granted, when they will vest, when they may be exercised, and when they will be paid, to amend awards previously granted, and the establish objectives and conditions, if any, for earning awards and whether awards will be paid after the end of the award period.

The Company’s 2005 Directors' and Officers' Stock Incentive Plan (the "D&O Plan") was approved by the Board of Directors, and become effective, on December 12, 2005. The shares that may be delivered or purchased or used for reference purposes under the D&O Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company's Class A Common Stock, no par value per share, as determined by the Board from time to time.  The purpose of the D&O Plan is to (i) provide long-term incentives and rewards to officers and directors of the Company and its subsidiaries;  (ii) assist the Company in attracting and retaining officers and directors, with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such officers and directors with those of the Company's stockholders.  Awards under the D&O Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options), stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the D&O Plan.  Under the D&O Plan, the Board may provide for the issuance of shares of the Company's Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered. The Board shall have all the powers vested in it by the terms of the Plan, such powers to include exclusive authority (within the limitations of the Plan) to select the Eligible Participants to be granted awards under the Plan, to determine the type, size and terms of the awards to be made to each Eligible Participant selected, to determine the time when the awards will be granted, when they will vest, when they may be exercised, and when they will be paid, to amend awards previously granted, and the establish objectives and conditions, if any, for earning awards and whether awards will be paid after the end of the award period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview and Plan of Operation

The Company business was formed from the contribution by iVoice of certain assets and related liabilities on August 5, 2005, and sought to leverage the value of underutilized developed technology and believed that the transition to an independent company will provide the Company with greater access to capital.   In connection with this Spin-off by iVoice, iVoice assigned and conveyed to the Company its IVR software business and related liabilities, including all intellectual property of iVoice relating to the IVR software business.  The board and management of iVoice elected not to transfer any part of its working cash balance to the Company.  Based upon the current intention of the Company not to conduct any research and development or hire additional employees and instead focus on the sale of the existing products, the board has determined that, on balance, the Company has the ability to satisfy its working capital needs as a whole.  The board and management has also determined that B Green Innovations has the ability to obtain financing to satisfy any addition working capital needs as a stand-alone company.

The emerging nature of the interactive voice response industry, and the Company’s lack of resources to develop and market new products made it difficult to compete in this industry. The Company is now dedicated to the development, manufacture, and distribution of “green” products. The Company will also continue to support the Interactive Voice Response ("IVR"), software that was developed by iVoice. We currently have no plans to engage in future research and development, to launch any additional versions of the IVR software or other products, or to continue to market this product.

B Green Innovations, Inc., is dedicated to becoming a “green” technology company, focused on acquiring and identifying promising technologies that address environmental issues.

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

The Company continues to evaluate additional products to its product line as well as expanding its distribution channels.

The Company has operated at a loss in the past for iVoice, and as an independent company such losses continue.  Additionally, the Company’s business has relied on iVoice for financial, administrative and managerial expertise in conducting its operations.  Following the Spin-off from iVoice, Inc., the Company has developed and maintained its own credit and banking relationships and performs its own financial and investor relations functions.  However, the Company may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management’s time and other resources.

 The Company has received a going concern opinion from its auditors.  Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Convertible Preferred Stock to iVoice, Inc. for net proceeds of $1,300,000. These funds were used to repay the YA Global Convertible Debenture and to continue to fund operations and the new venture in B Green discussed above. On February 10, 2010, iVoice, Inc. agreed to purchase 1,219 shares of the Company’s 3% Preferred Stock for $1,100,000 in cash and exchange of convertible debt.

We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business. See “Liquidity and Capital Resources.”

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the business transferred to the Company by iVoice as part of the Spin-off from iVoice, Inc..  The financial information included in this report is not necessarily indicative of its future performance as an independent company.

In conjunction with the separation of the IVR software business from iVoice, the Company entered into an administrative services agreement with iVoice for the provision of certain services by iVoice to the Company following the Spin-off from iVoice, Inc..  This agreement will continue on a month to month basis until the Company has found replacement services for those services being provided by iVoice or can provide these services itself.

Results of Operations 2009 Compared to 2008

Total revenues increased $61,347 (131.2%) for the year ended December 31, 2009 to $108,120 as compared to $46,773 for the year ended December 31, 2008. This increase is mainly attributed to the sale of the Company’s “green” products. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments. The Company also continues to seek new products to add to its product line.

Maintenance services on IVR products declined (30%) for the year ended December 31, 2009 as compared to the year ended December 31, 2008 as a result of lower maintenance services. The Company is phasing out of this market and focusing its efforts on the sale of “green” products. There can be no assurance that sales of these products will increase or that the Company will be able to achieve profitable operations.

Gross profit increased $15,499 (33.7%) to $61,526 for the year ended December 31, 2009 as compared to $46,027 the same period in the prior year as a result of the increased volume for “Green” products. The gross profit percentage was 56.9% for the year ended December 31, 2009 as compared to 98.4% for the year ended December 31, 2008 as maintenance services were a higher percentage of sales in 2008. Maintenance services on IVR products yield a very high gross profit as a result of the limited costs needed to support these products as compared to the manufactured “Green” products.

Total operating expenses increased $51,730 (9.5%) to $596,002 as compared for the year ended December 31, 2009 as compared to $544,272 for the year ended December 30, 2008 primarily as a result of an increase in expenses associated with the operations of B Green Innovations, Inc. offset mostly by investor relations expenses.

Loss from operations for the year ended December 31, 2009 increased $36,231 (7.3%) to $534,476 as compared to a loss from operation of $498,245 for the year ended December 31, 2008.  The increase in loss from operations was the result of the factors discussed above.

Total other expense was $1,686,943 for the year ended December 31, 2009 as compared to income of $383,233 for the year ended December 31, 2008. This increase in other expense is primarily attributed to the loss on valuation of derivative. For the year ended December 31, 2009 the Company reported a loss on the valuation of derivative of $1,047,366 as compared to gain on valuation of derivative of $1,253,863 for the year ended December 31, 2008. For the year ended December 31, 2008 the gain on valuation of derivative was partially offset by amortization of debt discount of $715,891.

Net loss for the year ended December 31, 2009 was $2,221,419 as compared to a loss of $115,012 for the year ended December 31, 2008.  The increase in net loss of $2,106,407 was the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has incurred substantial losses, and will require financing for working capital to meet its operating obligations.  We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On March 30, 2007, the Company issued a Secured Convertible Debenture (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners) for the sum of $700,000 in exchange for the previously issued note payable for the same amount (see Notes 8 and 9 to the Financial Statements). On March 14, 2008, the Company and YA Global Investments agreed that the Company would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the Debenture. The amount redeemed was $691,021, consisting of the remaining balance of the Debenture of $572,815, accrued interest of $32,284, and a redemption premium of $85,922. The Debenture was amended to change amount to $186,557 with a due date of March 14, 2009. The Debenture shall accrue interest at the rate of 15% per annum, and shall be convertible at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock during the 30 trading days immediately proceeding the conversion date. No conversions can be made prior to November 1, 2008.

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

On August 5, 2005, the Company assumed an aggregate of $190,000 in liabilities from iVoice and iVoice assigned to the Company assets having an aggregate book value of $10,000. The Company believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of the Company.  This amount is related to funds loaned to iVoice and is unrelated to the operations of the Company.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% and 5.25% at December 31, 2009 and 2008, respectively) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of the Company, par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

On September 22, 2005, the Company entered into a Standby Equity Distribution Agreement with YA Global Investments (f/k/a/ Cornell Capital Partners), pursuant to which the Company may, from time to time, issue and sell to YA Global Investments (f/k/a/ Cornell Capital Partners) our Class A Common Stock for a total purchase price of up to $10 million. As of December 31, 2009, the Company has sold in the aggregate 190,365,518 shares of Class A Common Stock to YA Global for net proceeds of $324,520, which are net of fees and discounts of $59,377, which was used to fund the operations of the Company. The Standby Equity Distribution Agreement expired on February 5, 2008.

On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Preferred Stock to iVoice, Inc. for net proceeds of $1,300,000. These funds were used to repay the Convertible Debenture and to fund operations.

On February 10, 2010, iVoice, Inc. agreed to purchase 1,219 shares of the Company’s 3% Preferred Stock for $1,100,000 in cash and exchange of the convertible promissory note to iVoice, Inc.

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

The Company currently has no other significant sources of working capital or cash commitments. However, no assurance can be given that the Company will raise sufficient funds from such financing arrangements, or that Company will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of the Company’s financing is dependent upon.

During the year ended December 31, 2009, the Company had a net decrease in cash of $270,519.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $265,125 in cash for operating activities for the year ended December 31, 2009 as compared to $279,609 in the prior year. The cash used for operating activities is primarily attributed to the continued funding of the Company’s cash operating losses and the increased funding for the development and distribution of the Company’s new green products.

Cash used in investing activities. The Company used $5,394 in cash for investing activities for the year ended December 31, 2009 as compared to $71,910 used in investing activities for the year ended December 31, 2008. Cash was used for deferred patent costs and purchases of capital equipment.

Cash provided by financing activities. The Company generated $629,811 from financing activities for the year ended December 31, 2008 primarily as a result of net proceeds from the sales of Series A Convertible Preferred Stock, partially offset by the payment of the convertible debenture in the amount of $759,372.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2009.

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

Revenue Recognition

For “green” products, revenues are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists.

With respect to customer support services for IVR, upon the completion of one year from the date of sale, the Company offers customers an optional annual software maintenance and support agreement for subsequent one-year periods. Sales of purchased maintenance and support agreements are recorded as deferred revenues and recognized over the respective terms of the agreements.

Due to the nature of the business and one-time contracts, it is unlikely that one customer will impact revenues in future periods. All revenues for 2009 and 2008 related to the Company’s IVR operations were derived from annual maintenance and support agreements.

Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance with FASB ASC 815-10, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The financial statements for the period include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Promissory Note with iVoice, Inc.

Impact of Recent Accounting Pronouncements

In April 2009, the FASB issued FASB ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments. FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change FASB ASC 320-10 brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FASB ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FASB ASC 320-10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of FASB ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825-10 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods FASB ASC 825-10 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of issued FASB ASC 825-10 did not have a material impact on the Company’s consolidated financial statements.

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

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2009 we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 27, 2010, the Company learned that its independent accountant, Bagell, Josephs, Levine & Company, L.C.C. (“Bagell Josephs”) would decline to stand for re-election or appointment by the Company’s Board of Directors. The Company engaged the firm of Rosenberg, Rich, Berman, Baker & Company (“Rosenberg Rich”) as its new independent accountants to conduct the audit for the fiscal year ended December 31, 2009.

In connection with this change in accountants subject to paragraph (a) of Item 304 of Regulation S-K:  (i) there was no disagreement of the type described in paragraph (a)(1)(iv) or any reportable event as described in paragraph (a)(1)(v) of Item 304 and (ii) during the fiscal year in which the change in accountants took place or during the subsequent fiscal year, there have been no transactions or events similar to those which involved such disagreement or reportable event.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Sec. 240.13a-15(e) or 240.15d-15(e)) as of December 31, 2009, and based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Management has identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. A material weakness in the Company's internal control over financial reporting exists in that there is limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is a result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

B Green Innovations’ board of directors consists of two directors.  Listed below is certain information concerning individuals who currently serve as directors and executive officers of B Green Innovations.  Mr. Mahoney is currently a director of iVoice and we anticipate that Mr. Mahoney will remain a director of both iVoice and B Green Innovations.

Name	Age	Position with iVoice Technology, Inc.	Director since

Jerome R. Mahoney	50	Non-Executive Chairman of the Board	2004

Frank V. Esser	70	Director	2005

Jerome R. Mahoney. Mr. Mahoney has served as the Company’s President, Chief Executive Officer and Secretary since August 30, 2006.  Mr. Mahoney formerly served as the Company’s Non-Executive Chairman of the Board.  He has been a director of iVoice since May 21, 1999.  Mr. Mahoney was also the Chairman of the Board of Trey Resources, Inc. and had been a director of Trey Resources from January 1, 2002 until May 2009.  He was also the Non-Executive Chairman of the Board of SpeechSwitch, Inc. and had been a director of SpeechSwitch from August 2004 until January 2008.  He was also the Non-Executive Chairman of the Board of Deep Field Technologies, Inc. through February 13, 2007 and had been a director of Deep Field Technologies from August 2004 through February 2007.

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

The Board of Directors acted seven times through written unanimous consent.

AUDIT COMMITTEE

The Audit Committee currently consists of Messrs. Esser and Mahoney, with Mr. Esser serving as the Chairman of the Committee. Mr. Esser is an independent member of the Board of Directors and may be deemed a financial expert as defined in §229.407 of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee had no meetings in 2009. The Board of Directors approved an Audit Committee Charter on March 30, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee's report submitted to the Board of Directors for the fiscal year ended December 31, 2009. The Audit Committee has:

•	reviewed and discussed the Company's audited financial statements with management and Rosenberg, Rich, Berman, Baker & Company, the Company's independent accountants;

•	discussed with Rich, Berman, Baker & Company the matters required to be discussed by Statement on Auditing Standards No. 61, as may be modified or supplemented; and

•
received from Rich, Berman, Baker & Company the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors' independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
Frank Esser, CHAIRMAN
Jerome Mahoney

The Audit Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under these acts.

CORPORATE GOVERNANCE

Director Independence

B Green Innovations’ board of directors consists of Jerome R. Mahoney and Frank V. Esser.    Mr. Esser is an “independent director” as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules.

Audit Committee

The Company’s audit committee currently consists of Messrs. Esser and Mahoney.  Mr. Esser is an independent member of the audit committee under the independence standards set forth in Section 4350(d)(2) of the NASDAQ Marketplace Rules.  Mr. Mahoney is not an independent member of the audit committee.

Nominating Committee

The Company does not have a standing nominating committee or a committee performing similar functions, as the Board of Directors consists of only two members.  Due to the Company’s size, it finds it difficult to attract individuals who would be willing to accept membership on the Company’s Board of Directors.  Therefore, with only two members of the Board of Directors, the full Board of Directors would participate in nominating candidates to the Board of Directors.  The Company did not have an annual meeting of shareholders in the past fiscal year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As the Company has no class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) Forms 3,4 or 5, as required by Section 16(a) of the Exchange Act are not required to be filed.

Code of Ethics

The Board of Directors adopted a Code of Ethics for its chief executive officer and chief financial officer and was filed as Exhibit 14 to the Company’s Report on Form-10-KSB for the year ended December 31, 2005, filed on April 4, 2006. The Code of Ethics will be provided to any person without charge, upon request. Requests should be directed to the Investor Relations Department at the Company's corporate headquarters.

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
Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)		All Other Compensation ($)	Total Compensation ($)
Frank V. Esser(1)	2009	$12,000	(2)	$-0-	$12,000
Frank V. Esser(1)	2008	$12,000	(2)	$-0-	$12,000

(1)	Mr. Esser has been serving as our outside director since June 2005 at a fee of $12,000 per year.

(2)	Mr. Esser has received no cash compensation during this period.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)		Stock Awards	All other Compensation		Total Compensation

Jerome R. Mahoney(1)
President, Chief Executive	2009	$97,604	(2)	$0	$24,000	(3)	$121,604
Officer and Director	2008	$94,585	(2)	$0	$16,000	(3)	$110,585

(1)
Mr. Mahoney has been serving as our President, Chief Executive Officer and Director since August 31, 2006. Prior to that time, Mr. Mahoney served as our Non-Executive Chairman of the Board since August 1, 2004. Mr. Mahoney’s employment contract is for a term of five-years at a base salary of $85,000 in the first year with annual increases based on the Consumer Price Index every year thereafter.

(2)	$27,604 and $27,085 was accrued and unpaid for the years ended December 31, 2009 and 2008, respectively.
(3)	Compensation for efforts related to the Company’s former subsidiary B Green Innovations. For the years ended December 31, 2009 and 2008, $22,000 and $16,000 was accrued and unpaid, respectively.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable

None	0	0	0	0 / 0

                                                       Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2009 and 2008.

EMPLOYMENT CONTRACTS

Jerome R. Mahoney

The Company entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004. Mr. Mahoney will serve as the Company’s Non-Executive Chairman of the Board for a term of five years. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  As consideration, the Company agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. The Company also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by iVoice Technology in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt or shares of our Class B Common Stock at the option of Mr. Mahoney.

In the event Mr. Mahoney's employment agreement is terminated by the Company for cause or due to Mr. Mahoney's disability or retirement, the Company will pay him his full base salary for five years from the date of termination at the highest salary level under the agreement. Under his agreement, "cause" means (1) the willful and continued failure of Mr. Mahoney to substantially perform his duties to the Company after written demand for such performance is delivered to Mr. Mahoney by the Company's Board of Directors, (2) the willful engaging by Mr. Mahoney in conduct that is demonstrably and materially injurious to the Company, monetarily or otherwise, (3) the conviction of Mr. Mahoney of a felony, which is limited solely to a crime that relates to the business operations of the Company or that results in his being unable to substantially carry out his duties as set forth in the agreement, or (4) the commission of any act by Mr. Mahoney against the Company that may be construed as embezzlement, larceny, and/or grand larceny. However, Mr. Mahoney will not be deemed to have been terminated for cause unless the Board of Directors determines, by a vote of at least 75% of the members of the board of directors, that Mr. Mahoney was guilty of conduct described in items (1), (2) or (4) above.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 17, 2010 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of March 17, 2010 a total of 599,115,387, shares of Class A common stock were outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 17, 2010 through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Ownership of Common Stock

Name and Position(s)	Title of Class	Common Stock Beneficially Owned		Percentage Ownership (1)

Jerome R. Mahoney (1),
Non-Executive Chairman	Class A Common Stock	1,427,853,267	(2)	72.3	% (2)
of the Board	Class B Common Stock	440,168	(3)	100.00	% (3)
	Class C Common Stock	0		0.00%

Frank V. Esser,	Class A Common Stock	585,424		0.1%
Director	Class B Common Stock	0		0.00%
	Class C Common Stock	0		0.00%

All directors and Executive Officers as a group (2 persons)	Class A Common Stock	1,428,438,691	(2)	72.3	% (2)
	Class B Common Stock	440,168	(3)	100.00	% (3)
	Class C Common Stock	0		0.00%

(1) Percentage ownership for the Company’s Class A Common Stock is based on 599,115,357 shares of Class A Common Stock outstanding as of March 17, 2010.

(2) Includes 52,328,829 shares of Class A common stock, 115,025 shares of Class B common stock held and gives effect to the right of Mr. Mahoney pursuant to the promissory note to be executed by the Company in favor of Mr. Mahoney in the amount of $325,143 ($224,451 of indebtedness and deferred compensation and unpaid interest of $100,692) to convert amounts owing under such promissory note to 325,143 shares of Class B Common Stock together with the Class B common stock held, which are convertible into the number of shares of our Class A Common Stock, determined by dividing the number of shares of our Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued  its Class A Common  Stock (1,375,424,438 shares).  There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.

(3) Includes 115,025 shares held and gives effect to the right of Mr. Mahoney to, at his option, convert the $325,143 promissory note plus accrued interest held by him into Class B Common Stock of the Company at a rate of one dollar per share into 325,143 shares of the Company’s Class B Common Stock.  Such Class B Common Stock is convertible at any time into shares of our Class A Common Stock at a rate equal to 80% of the lowest price that the Company issues shares of Class A Common Stock subsequent to the date of the note. Thus by virtue of Mr. Mahoney's right to convert $325,143 owing under such promissory note into 325,143 shares of the Company’s Class B Common Stock, Mr. Mahoney is deemed to beneficially own such shares for the purpose of computing the percentage of ownership by him, but such shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	0	N/A	0	(1)

Total	0	N/A	0	(1)

(1) As of December 31, 2009, subject to approval by the Board of Directors, up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the Company’s 2005 Stock Incentive Plan (the “Stock Incentive Plan”) and up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the Company’s 2005 Directors' and Officers' Stock Incentive Plan (the “Directors’ and Officers’ Stock Incentive Plan”).  As of December 31, 2009, the Board had previously approved for issuance a total of 5,495,000 Class A Common Stock shares for each the Stock Incentive Plan and the Directors’ and Officers’ Stock Incentive Plan.  All authorized shares have been issued pursuant to each plan with no additional shares remaining.  The Board of Directors must take further action to authorize additional shares of issuance under each plan.

The Company’s 2005 Stock Incentive Plan (the "Plan") was approved by the Board of Directors, and became effective, on December 12, 2005.  The shares that may be delivered or purchased or used for reference purposes under the Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company's Class A Common Stock, no par value per share, as determined by the Board from time to time. The purpose of the Plan is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of B Green Innovations and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company’s stockholders. Awards under the Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options, stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the Plan. Under the Plan, the Board may provide for the issuance of shares of the Company's Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered. The Board shall have all the powers vested in it by the terms of the Plan, such powers to include exclusive authority (within the limitations of the Plan) to select the Eligible Participants to be granted awards under the Plan, to determine the type, size and terms of the awards to be made to each Eligible Participant selected, to determine the time when the awards will be granted, when they will vest, when they may be exercised, and when they will be paid, to amend awards previously granted, and the establish objectives and conditions, if any, for earning awards and whether awards will be paid after the end of the award period.

The Company’s 2005 Directors' and Officers' Stock Incentive Plan (the "D&O Plan") was approved by the Board of Directors, and become effective, on December 12, 2005. The shares that may be delivered or purchased or used for reference purposes under the D&O Plan shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company's Class A Common Stock, no par value per share, as determined by the Board from time to time.  The purpose of the D&O Plan is to (i) provide long-term incentives and rewards to officers and directors of the Company and its subsidiaries;  (ii) assist the Company in attracting and retaining officers and directors, with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such officers and directors with those of the Company's stockholders.  Awards under the D&O Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options), stock appreciation rights, warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board of Directors determines to be consistent with the objectives and limitations of the D&O Plan.  Under the D&O Plan, the Board may provide for the issuance of shares of the Company's Class A Common Stock as a stock award for no consideration other than services rendered or, to the extent permitted by applicable state law, to be rendered. The Board shall have all the powers vested in it by the terms of the Plan, such powers to include exclusive authority (within the limitations of the Plan) to select the Eligible Participants to be granted awards under the Plan, to determine the type, size and terms of the awards to be made to each Eligible Participant selected, to determine the time when the awards will be granted, when they will vest, when they may be exercised, and when they will be paid, to amend awards previously granted, and the establish objectives and conditions, if any, for earning awards and whether awards will be paid after the end of the award period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of the Company.  This amount is related to funds loaned to iVoice and is unrelated to the operations of the Company.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% and 5.25% at December 31, 2009 and 2008, respectively) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of the Company, par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. During 2009 Mr. Mahoney received 74,000,000 shares of Class A Common Stock, with a market value of $140,000 as repayment of $23,680 of the loan. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $116,320. During 2009 Mr. Mahoney also received 115,025 shares of Class B Common Stock as repayment of $115,205 of the loan. The difference between the market value of the stock of $479,271 and the reduction in the promissory note was charged to beneficial interest in the amount of $364,246.  During 2008 Mr. Mahoney received 46,500,000 shares of Class A Common Stock, with a market value of $82,150 as repayment of $19,680 of the loan. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $62,470.  As of December 31, 2009 and 2008, the outstanding balances were $3,003 and $141,708, plus accrued interest of $100,692 and $84,936, respectively.

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

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009,  the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. At December 31, 2009, Mr. Mahoney’s annual salary was $97,604. A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash.

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. Mr. Mahoney deferred $27,604 and $27,085 of his compensation for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, total deferred compensation due to Mr. Mahoney was $221,448 and $193,844, respectively.

Mr. Mahoney has a consulting agreement with B Green for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Mr. Mahoney agreed to accept compensation pursuant to this Consulting Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides in its sole discretion that the Company does not have the financial resources to pay the Consultant in cash.  The number of Class B Common Stock shares to be issued to the Consultant pursuant to this Paragraph 2 shall be equal to one share of Class B common stock for every dollar of compensation due and owing the Consultant. As of December 31, 2009 and 2008, total deferred compensation due to Mr. Mahoney was $38,000 and $16,000 respectively. No shares were issued to Mr. Mahoney for the years ended December 31, 2009 and 2008. Cash payments to Mr. Mahoney were $2,000 and $-0- for the years ended December 31, 2009 and 2008, respectively.

In conjunction with the spin-off from iVoice, Inc., the Company entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until the Company has found replacement services for those services being provided by iVoice or can provide these services for itself. Administrative services were $37,989 and $50,652, respectively, for the years ended December 31, 2009 and 2008. As of October 1, 2009 iVoice has suspended all charges for the Administrative Service Agreement with the Company (see Note 6).

B Green, originally a subsidiary of the Company, had entered into an Administrative Services Agreement with iVoice. The administrative services agreement continues on a month-to-month basis until B Green Innovations, Inc. has found replacement services for those services being provided by iVoice or can provide these services for itself. Administrative services were $36,000 and $32,000, respectively, for the years ended December 31, 2009 and 2008. As of October 1, 2009, iVoice has suspended all charges for the Administrative Service Agreement with the Company.

Effective November 17, 2009, the Company and iVoice mutually agreed to terminate and extinguish any all obligations between the parties pursuant to the following agreements:

a. The Administrative Services Agreement dated March 1, 2007 by and between B Green Innovations, Inc. and iVoice, Inc.
b. The Convertible Promissory Note dated May 5, 2008 issued by B Green Innovations, Inc. payable to iVoice, Inc.
c. The Security Agreement dated May 5, 2008 by and between B Green Innovations, Inc. and iVoice, Inc.

As a result of the above the Company extinguished a total of $63,875 of a Convertible Promissory Note and accrued interest of $2,140. The total of $66,015 was recorded in the balance sheet as additional paid-in capital as since this is classified as a related party transaction.

Director Independence

B Green Innovations’ board of directors consists of Jerome R. Mahoney and Frank V. Esser.    Mr. Esser is an “independent director” as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules.  Mr. Mahoney is not an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2009 and December 31, 2008 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2009	2008

Audit Fees	$19,000	$19,000
Audit - Related Fees	-0-	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$19,000	$19,000

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. The Audit Committee in accordance with its procedures approved all of the services described above.

On January 27, 2010, B Green Innovations, Inc. (the “Company”) learned that its independent accountant, Bagell, Josephs, Levine & Company, L.C.C. (“Bagell Josephs”) would decline to stand for re-election or appointment by the Company’s Board of Directors. The principal accountant's report on the financial statements for neither of the past two years contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a going concern qualification. During the Company’s two most recent fiscal years and any subsequent interim period preceding such resignation, declination or dismissal there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  Upon the Board of Directors learning that Bagell Josephs would not stand for re-election, the decision to retain the new independent accountant was decided by the Company’s Audit Committee. On January 27, 2010, the Company engaged the firm of Rosenberg, Rich, Berman, Baker & Company (“Rosenberg Rich”) as its new independent accountants.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

 The following documents are filed as part of this Annual Report on Form 10-K:

No.	Description

3.1
Amended and Restated Certificate of Incorporation of iVoice Technology, Inc. (filed as Exhibit 3.1 to iVoice Technology, Inc.’s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.2
Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on January 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated January 11, 2008 and incorporated herein by reference.)

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

3.6
By-laws of iVoice Technology, Inc. (filed as Exhibit 3.2 to iVoice Technology, Inc.’s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.7
Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on July 27, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated July 27, 2009 and incorporated herein by reference.)

3.8
Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on November 20, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2009 and incorporated herein by reference.)

10.1
Employment Agreement, dated as of August 1, 2004, between iVoice Technology, Inc. and Jerome Mahoney (initially filed as Exhibit 10.9 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, incorporated herein by reference) and amendment dated September 26, 2006 (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on September 28, 2006, incorporated by reference herein).

10.2
Administrative Services Agreement, dated August 1, 2004, between iVoice, Inc. and iVoice Technology, Inc. (filed as Exhibit 10.11 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.3
Amendment No. 1 to Employment Agreement, dated April 1, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.4
Amendment No. 2 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to iVoice Technology, Inc.’s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120490, filed on June 24, 2005, and incorporated herein by reference)

10.5
Amendment No. 3 to Employment Agreement, dated July 18, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.26 to iVoice Technology, Inc.’s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference

10.6
Promissory Note from iVoice Technology, Inc. to Jerome Mahoney, dated August 5, 2005 (filed as Exhibit 10.13 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.7
Amendment No. 4 to Employment Agreement, dated September 29, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.33 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.9
Amended Administrative Services Agreement, dated March 5, 2005, between iVoice, Inc. and iVoice Technology, Inc. (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.10
Amendment No. 5 to Employment Agreement, dated September 26, 2006, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated August 31, 2006, and incorporated herein by reference)

10.11
Amendment No. 6 to Employment Agreement, dated November 22, 2006, between iVoice Technology, Inc. and Jerome Mahoney filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.12
Convertible Promissory Note, dated March 5, 2008, payable to iVoice Technology, Inc. (filed as Exhibit 10.2 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.13
Security Agreement by and between iVoice Technology, Inc. and iVoice,  Inc. dated March 5, 2008 (filed as Exhibit 10.3 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.14
Amendment to Secured Convertible Debenture held by YA Global  Investments, L.P. dated March 6, 2008 (filed as Exhibit 10.4 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.15
Amendment Agreement dated November 21, 2008 between the Company and YA Global Investments LP, f/k/a Cornell Capital Partners, LP (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on November 26, 2008, and incorporated herein by reference)

10.16
Amendment No. 7 to Employment Agreement, dated March 9, 2009, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference)

10.17
Agreement and Plan of Merger by and between iVoice Technology, Inc. and B Green Innovations, Inc. dated November 17, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2000 and incorporated herein by reference.)

14	Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.’s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 2006, and incorporated herein by reference)
21	Subsidiaries: None

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

* Attached herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

B Green Innovations Inc.

Dated: March 19, 2010	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:              /s/Jerome Mahoney                                                                                  Dated:              March 19, 2010
Jerome Mahoney
President
Chief Executive Officer
Chief Financial Officer
Director

By:              /s/Frank Esser                                                                                            Dated:              March 19, 2010
Frank Esser
Director

EXHIBIT INDEX

No.	Description

3.1
Amended and Restated Certificate of Incorporation of iVoice Technology, Inc. (filed as Exhibit 3.1 to iVoice Technology, Inc.’s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.2
Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on January 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated January 11, 2008 and incorporated herein by reference.)

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

3.6
By-laws of iVoice Technology, Inc. (filed as Exhibit 3.2 to iVoice Technology, Inc.’s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.7
Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on July 27, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated July 27, 2009 and incorporated herein by reference.)

3.8
Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on November 20, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2009 and incorporated herein by reference.)

10.1
Employment Agreement, dated as of August 1, 2004, between iVoice Technology, Inc. and Jerome Mahoney (initially filed as Exhibit 10.9 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, incorporated herein by reference) and amendment dated September 26, 2006 (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on September 28, 2006, incorporated by reference herein).

10.2
Administrative Services Agreement, dated August 1, 2004, between iVoice, Inc. and iVoice Technology, Inc. (filed as Exhibit 10.11 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.3
Amendment No. 1 to Employment Agreement, dated April 1, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.4
Amendment No. 2 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to iVoice Technology, Inc.’s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120490, filed on June 24, 2005, and incorporated herein by reference)

10.5
Amendment No. 3 to Employment Agreement, dated July 18, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.26 to iVoice Technology, Inc.’s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference

10.6
Promissory Note from iVoice Technology, Inc. to Jerome Mahoney, dated August 5, 2005 (filed as Exhibit 10.13 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.7
Amendment No. 4 to Employment Agreement, dated September 29, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.33 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.9
Amended Administrative Services Agreement, dated March 5, 2005, between iVoice, Inc. and iVoice Technology, Inc. (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.10
Amendment No. 5 to Employment Agreement, dated September 26, 2006, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated August 31, 2006, and incorporated herein by reference)

10.11
Amendment No. 6 to Employment Agreement, dated November 22, 2006, between iVoice Technology, Inc. and Jerome Mahoney filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.12
Convertible Promissory Note, dated March 5, 2008, payable to iVoice Technology, Inc. (filed as Exhibit 10.2 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.13
Security Agreement by and between iVoice Technology, Inc. and iVoice,  Inc. dated March 5, 2008 (filed as Exhibit 10.3 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.14
Amendment to Secured Convertible Debenture held by YA Global  Investments, L.P. dated March 6, 2008 (filed as Exhibit 10.4 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.15
Amendment Agreement dated November 21, 2008 between the Company and YA Global Investments LP, f/k/a Cornell Capital Partners, LP (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on November 26, 2008, and incorporated herein by reference)

10.16
Amendment No. 7 to Employment Agreement, dated March 9, 2009, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference)

10.17
Agreement and Plan of Merger by and between iVoice Technology, Inc. and B Green Innovations, Inc. dated November 17, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2000 and incorporated herein by reference.)

14	Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.’s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 2006, and incorporated herein by reference)
21	Subsidiaries: None

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

* Attached herein

B GREEN INNOVATIONS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

B GREEN INNOVATIONS, INC.

FINANCIAL STATEMENTS

Rosenberg, Rich, Berman, Baker & Company
265 Davidson Avenue, Somerset, NJ 08873
Tel: 908-231-1000 Fax: 908-231-6894

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
B Green Innovations, Inc. (f/k/a iVoice Technology, Inc.)
Matawan, New Jersey

We have audited the accompanying balance sheet of B Green Innovations, Inc. as of December 31, 2009, and the related statement of operations, changes in stockholders' deficit, and cash flow for the year ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B Green Innovations, Inc. as of December 31, 2009, and the results of its operations and its cash flow for the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for December 31, 2009 have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Rosenberg, Rich, Berman, Baker and Company
Somerset, New Jersey
March 19, 2010

Bagell, Josephs, Levine & Company, LLC
406 Lippincott Drive, Marlton, NJ 08053
Tel: 856-355-5900; Fax: 856-396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
B Green Innovations, Inc. (f/k/a iVoice Technology, Inc.)
Matawan, New Jersey

We have audited the accompanying consolidated balance sheets of B Green Innovations, Inc. (f/k/a iVoice Technology, Inc.) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B Green Innovations, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period  ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2008 have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Bagell, Josephs, Levine & Company, LLC
Marlton, New Jersey
March 14, 2009

The report is a copy of the previously issued report.
The predecessor auditor has not reissued the report.

B GREEN INNOVATONS, INC.
BALANCE SHEETS
DECEMBER 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$190,350	$460,869
Accounts receivable, net of allowance for doubtful accounts of $12,083	6,188	-
Inventories	-	6,246
Note receivable, net of allowance of $25,017 at December 31, 2008	-	-
Prepaid expenses and other current assets	17,542	6,615
Total current assets	214,080	473,730

Property, plant and equipment, net	33,554	17,313
Intangible assets	59,934	54,540
Total assets	$307,568	$545,583

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$593,201	$455,632
Accrued dividends	260,791	117,562
Due to related parties	420,708	351,287
Deferred maintenance contracts	2,210	9,407
Notes payable to related parties	3,003	141,708
Convertible promissory note, net of unamortized debt discount of $-0- and $91,869 at December 31, 2009 and 2008, respectively	112,058	15,953
Derivative liabilities	1,254,567	133,212
Total current liabilities	2,646,538	1,224,761

Commitments and Contingencies

Stockholders' deficit:
Preferred stock, par value $1.00; authorized 1,000,000 shares; 10,000 shares designated as follows; 990,000 shares available for further designation
Series A 10% Secured Preferred Stock; $1,000 stated value; authorized 10,000 shares; 1,444.44 shares issued and outstanding	1,444,444	1,444,444
Common stock:
Class A Common Stock– no par value; authorized 10,000,000,000 shares; 600,309,870 shares issued and 599,115,387 outstanding and 1,194,483 in escrow at December 31, 2009; 486,835,870 shares issued and 485,641,387 outstanding, and 1,194,483 in escrow at December 31, 2008;	1,074,736	915,166
Class B Common Stock - $.01 par value; authorized 50,000,000 shares; 115,025 shares issued and outstanding at December 31, 2009; no shares issued and outstanding at December 31, 2008.	1,150	-
Class C Common Stock - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	7,443,646	6,899,510
Additional paid-in capital – beneficial conversion	1,444,444	1,444,444
Accumulated deficit	(13,747,390)	(11,382,742)
Total stockholders' deficit	(2,338,970)	(679,178)
Total liabilities and stockholders' deficit	$307,568	$545,583

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2009	December 31, 2008

Net sales	$108,120	$46,773
Cost of sales	46,594	746

Gross profit	61,526	46,027

Operating expenses:
Selling, general and administrative expenses	596,002	544,272
Total operating expenses	596,002	544,272

Loss from operations	(534,476)	(498,245)

Other income (expense):
Interest income	2,901	13,902
Interest expense	(573,312)	(164,736)
Amortization of debt discount	(94,670)	(715,891)
Redemption premium	-	(85,922)
Other income	25,504	82,017
Gain (loss) on valuation of derivative	(1,047,366)	1,253,863
Total other income (expense)	(1,686,943)	383,233

Loss from operations before income taxes	(2,221,419)	(115,012)

Provision for income taxes	-	-

Net loss	(2,221,419)	(115,012)

Preferred stock accretion	-	1,444,444
Preferred stock dividends	143,229	117,562

Net loss attributable to common shareholders	$(2,364,648)	$(1,677,018)
Basic and diluted loss to per common share	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and diluted	542,134,390	440,330,597

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

	Series A Preferred Stock		Common Stock A		Common Stock B		Additional Paid-In Capital – Beneficial Conversion	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2008	-	$-	168,847,878	$506,286	-	$-	$-	$7,057,606	$(9,705,724)	$(2,141,832)
Issuance of common stock pursuant to terms of the Equity Line of Credit	-	-	89,039,944	102,835			-	(13,652)	-	89,183
Common stock issued for conversion of convertible debenture	-	-	87,653,565	118,283			-	-	-	118,283
Common stock issued for repayment of related party note payable	-	-	46,500,000	82,150			-	-	-	82,150
Common stock issued for conversion of convertible promissory note	-	-	42,000,000	45,720			-	-	-	45,720
Common stock issued for services received	-	-	51,600,000	59,892			-	-	-	59,892
Issuance of Series A Preferred Stock for cash	1,444.44	1,444,444	-	-			-	(144,444)	-	1,300,000
Beneficial conversion on preferred stock	-	-	-	-			1,444,444		(1,444,444)	-
Preferred stock dividends	-	-	-	-			-		(117,562)	(117,562)
Net loss for the year ended December, 31, 2008	-	-	-	-			-	-	(115,012)	(115,012)
Balance at December 31, 2008	1,444.44	$1,444,444	485,641,387	$915,166	-	$-	$1,444,444	$6,899,510	$(11,382,742)	$(679,178)

Common stock issued for repayment of related party note payable	-	-	74,000,000	140,000			-	-	-	140,000
Common stock issued for conversion of convertible promissory note	-	-	16,724,000	5,351			-	-	-	5,351
Common stock – Class B issued for related party note payable	-	-	-	-	115,025	1,150	-	478,121	-	479,271
Common stock issued for services received	-	-	22,750,000	14,219			-	-	-	14,219
Extinguishment of debt– related party	-	-	-	-			-	66,015	-	66,015
Preferred stock dividends	-	-	-	-			-		(143,229)	(143,229)
Net loss for the year ended December, 31, 2009	-	-	-	-			-	-	(2,221,419)	(2,221,419)
Balance at December 31, 2009	1,444.44	$1,444,444	599,115,387	$1,074,736	115,025	$1,150	$1,444,444	$7,443,646	$(13,747,390)	$(2,338,970)

See accompanying notes to the financial statements                                                                                                                                   4

B GREEN INNOVATIONS, INC.
STATEMENTS OF CASH FLOWS  FOR THE YEARS ENDED DECEMBER 31,

	2009	2008
Cash flows from operating activities:
Net loss	$(2,221,419)	$(115,012)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	9,262	854
(Gain) loss on valuation of derivative	1,047,366	(1,253,863)
Amortization of discount on debt	94,670	715,891
Beneficial conversion incurred in debt reduction	554,555	62,470
Beneficial conversion incurred in conversion of debenture	-	54,063
Common stock issued for investor relations	14,219	24,192
Common stock issued for consulting fees	-	35,700
Changes in certain assets and liabilities:
(Increase) decrease in accounts receivable	(6,188)	9,905
Decrease (increase) in inventories	6,246	(6,246)
Increase in prepaid expenses and other assets	(10,927)	(2,208)
Increase in accounts payable and accrued expenses	184,867	156,250
Increase in due to related parties	69,421	43,085
Decrease in deferred maintenance contracts	(7,197)	(4,690)
Net cash (used in) operating activities	(265,125)	(279,609)

Cash flows from investing activities:
Purchase of intangible assets	(5,394)	(54,540)
Purchases of equipment	-	(17,370)
Net cash (used in) investing activities	(5,394)	(71,910)

Cash flows from financing activities:
Issuance of common stock through equity financing	-	89,183
Net proceeds from sale of Series A Preferred Stock	-	1,300,000
Payment of convertible debenture	-	(759,372)
Net cash provided by financing activities	-	629,811

Net (decrease) increase in cash and cash equivalents	(270,519)	278,292
Cash and cash equivalents, beginning of year	460,869	182,577

Cash and cash equivalents, end of year	$190,350	$460,869

Supplemental Schedule of Cash Flow Information::
During the year, cash was paid for the following:
Income taxes	$-	$-
Interest	$-	$50,072

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accounts payable converted into convertible promissory notes	$37,613	$121,262
Accrued expenses converted into convertible debenture	$37,989	$186,557
Equipment received in lieu of payment of note receivable	$25,503	$-
Convertible promissory note converted into common stock	$5,352	$13,440
Convertible debenture converted into common stock	$-	$109,940
Promissory note converted into common stock	$138,705	$19,600
Forgiveness of convertible debt from related party	$66,015	$-
Accrued dividends	$143,229	$117,562

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
STATEMENTS OF CASH FLOWS

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2009:

a) The Company issued 16,724,000 shares of Class A common stock with a fair value of $10,452 to reduce a convertible promissory note in the amount of $5,351.

b) The Company issued 74,000,000 shares of Class A common stock with a fair value of $140,000 to an individual to reduce a promissory note in the amount of $23,680. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $116,320.

c) The Company converted accounts payable to a convertible promissory note in the amount of $37,613.

d) The Company accrued $143,229 of preferred stock dividends.

e) The Company had a convertible note in the amount of $66,015 due to a related party that was forgiven during the year.

f) The Company received equipment valued at approximately $25,503 in lieu of payment of a note receivable which was previously written-off.

g) The Company issued 115,025 shares of Class B common stock to an individual to reduce a promissory note in the amount of $115,025. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $364,246.

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
STATEMENTS OF CASH FLOWS
Supplemental Schedule of Non-Cash Investing and Financing Activities (continued):

For the Year Ended December 31, 2008:

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

h) The Company recognized $1,444,444 of preferred stock accretion in the statements of operations as a result of the conversion features of the preferred stock issued (See Note 11).

i) The Company issued 21,600,000 shares of Class A common stock with a fair value of $24,192 to an individual for repayment of investor relations expenses.

j) The Company issued 30,000,000 shares of Class A common stock with a fair value of $35,700 to two individuals for repayment of consulting fees.

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – BACKGROUND

B Green Innovations, Inc., a Matawan, New Jersey-based corporation, (OTC Bulletin Board: BGNN), formerly iVoice Technology, Inc., (“B Green Innovations” or the “Company”) was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. (“iVoice”).  The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology, Inc., a Nevada corporation and affiliate of the Company.  When we refer to or describe any agreement, contract or other written instrument of the Company in these notes, we are referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology Nevada and assigned to the Company.

In May 2008, the Company formed B Green Innovations, Inc. (“B Green”), a wholly-owned subsidiary, and has agreed to invest up to $500,000 in B Green, to commercialize its “green” technology platforms.

On November 17, 2009, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), B Green Innovations, Inc., a wholly owned subsidiary of iVoice Technology, Inc. (the “Company”), merged into iVoice Technology, Inc.

On July 28, 2009, the Board of Directors and shareholders through written consent representing a majority of the total voting Class A and Class B Common stock voted to change the name of the Company to B Green Innovations, Inc.  On November 20, 2009, the Company filed an Amendment to the Certificate of Incorporation with the State of New Jersey to officially change the name of the Company.

NOTE 2 - BUSINESS OPERATIONS

B Green Innovations, Inc., is dedicated to becoming a “green” technology company, focused on acquiring and identifying promising technologies that address environmental issues.

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

The Company continues to evaluate additional products to its product line as well as expanding its distribution channels.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 - BUSINESS OPERATIONS (CONTINUED)

The Company will also continue to support the Interactive Voice Response ("IVR"), software that was developed by iVoice. The Company's Interactive Voice Response line is designed to read information from and write information to, databases, as well as to query databases and return information.

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

In conjunction with the Spin-off from iVoice, Inc., B Green Innovations, Inc., f/k/a iVoice Technology entered into a temporary administrative service agreement with iVoice. iVoice presently continues to provide administrative services to the Company on a month-to-month basis until the Company is able to replace the services provided by iVoice. As of October 1, 2009, iVoice, Inc. suspended all charges for the Administrative Service Agreement with the Company.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company relies on iVoice, Inc. for administrative, management, research and other services.

As of December 31, 2009, the Company had a net loss, a negative cash flow from operations, as well as negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

Management plans on developing and selling products as well as expanding its distribution channels to achieve profitability and to generate a positive cash flow. However, these plans are dependent upon obtaining additional capital. There can be no assurance that the Company will be able to obtain the necessary capital, and achieve its growth objectives. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The accompanying financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

c) Revenue Recognition

With respect to IVR customer support services, the Company offers customers an optional annual software maintenance and support agreement for subsequent periods. Sales of purchased maintenance and support agreements are recorded as deferred revenue and recognized over the respective terms of the agreements.

For the “green” products revenues are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists.

Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales.

d) Product Warranties
The Company estimates its warranty costs based on historical warranty claims experience in estimating potential warranty claims. Due to the limited sales of the Company’s products, management has determined that warranty costs are immaterial and has not included an accrual for potential warranty claims. Presently, costs related to warranty coverage are expensed as incurred. Warranty claims are reviewed quarterly to verify that warranty liabilities properly reflect any remaining obligation based on the anticipated expenditures over the balance of the obligation period.

e) Research and Development Costs

Research and development costs are charged to expense as incurred. The Company has not incurred any research and development costs for the years ended December 31, 2009 and 2008.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses.  For the years ended December 31, 2009 and 2008, the Company incurred advertising expenses of $8,893 and $998, respectively.

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2009 and 2008.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured cash balances at December 31, 2009 and 2008 were $-0- and $204,808, respectively.

h)   Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2009 and 2008 is adequate.

i) Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years.  Maintenance and repairs are charged to expense as incurred.

j)     Intangible Assets

Registration and maintenance costs associated with the filing and registration of patents are prepaid and amortized over the remaining life of the patent, not to exceed 20 years. Costs associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k) Income Taxes

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

l) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of December 31, 2009 the Company believes it has no significant risk related to its concentration within its accounts receivable.

m)     Loss per Share

FASB Accounting Standards Codification (“ASC”) 260-10 (Prior authoritative literature: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, including common stock equivalents, such as conversions, exercise or contingent exercise of securities. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted loss per share attributable to common shareholders at December 31, 2009 and 2008 does not assume conversion, exercise or contingent exercise of securities in the amount of approximately 448,950,321 and 318,593,750 shares, respectively, as they would have an anti-dilutive effect on earnings resulting from the Company’s net loss position.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m)     Loss per Share (continued)

The computation of EPS is as follows:

	December 31, 2009	December 31, 2008
Basic and diluted net loss per share attributable t o common shareholders computation:
Net loss attributable to common stockholders	$(2,364,648)	$(1,677,018)
Weighted-average common shares outstanding	542,134,390	440,330,597
Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(0.00)

n) Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance FASB ASC 815-10 (Prior authoritative literature: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40, “Contracts in Entity’s Own Equity”. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively.

o)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the financial position, operations or cash flows for the year ended December 31, 2008.

p)    Fair Value of Instruments

On January 1, 2008, the Company adopted ASC Topic 820 Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 applies to reported balances that are required or permitted to be measured at fair value under existing GAAP; accordingly, ASC Topic 820 does not require any new fair value measurements of reported balances. On February 12, 2008, the FASB deferred the effective date of ASC Topic 820 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of ASC Topic 820 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

p)    Fair Value of Instruments (continued)

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. The fair value framework specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. (see Note 12 to the Financial Statements).

q)    Impairment of Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying   amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment losses have been recognized  for the years ended December 31, 2009 and 2008, respectively.

r) Recent Accounting Pronouncements

In April 2009, the FASB issued FASB ASC 320-10, “Recognition and Presentation of Other-Than-Temporary Impairments.” FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change FASB ASC 320-10 brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FASB ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FASB ASC 320-10 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FASB ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of FASB ASC 820-10 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB ASC 825-10, “Interim Disclosures about Fair Value of Financial Instruments.” FASB ASC 825-10 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825-10 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods FASB ASC 825-10 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of issued FASB ASC 825-10 did not have a material impact on the Company’s financial statements.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

r) Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued FASB ASC 105-10, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. FASB ASC 105-10 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement did not have an impact on the Company’s financial position or results of operations, but will change the way in which GAAP is referenced in the Company’s financial statements. FASB ASC 105-10  is effective for interim and annual reporting periods ending after September 15, 2009.

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

NOTE 5 – NOTE RECEIVABLE

On January 24, 2008, iVoice Technology, Inc. (the "Company") entered into a non-binding Letter  of Intent with Atire Technologies, Inc. ("Atire") for the purpose of discussing and negotiating a merger of Atire into a wholly owned subsidiary of the Company. On February 1, 2008, the  Company provided a secured loan to Atire for the sum of Thirty Thousand Dollars ($30,000) in the form of a Secured Promissory Note and Security Agreement (the “Note”). On April 22, 2008, the Company notified Atire that is was terminating discussions with Atire. Atire breached the terms of repayment under the Note and subsequently, the Company filed suit against Atire and Robert F. Williams, a guarantor of the Note (“Williams”). In 2008, the Company fully reserved the outstanding balance as it was deemed uncollectible.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
NOTE 5 – NOTE RECEIVABLE (continued)

On May 21, 2009, the Company entered into a Stipulation of Settlement with Atire and Williams whereby Atire agreed to transfer to the Company all of its rights, title and interest in various assets of Atire (the “Assets”). These assets include various machinery and supplies used in the fabrication of products from recycled tire rubber. The Company has valued these assets at $25,503, the amount of the note receivable previously wrtten-off.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2009	December 31, 2008
Machinery and equipment	$45,215	$19,712
Less: Accumulated depreciation	(11,661)	(2,399)

	$33,554	$17,313

Depreciation expense was $9,262 and $854 for the years ended December 31, 2009 and 2008, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible consists of patents pending in the amounts of $59,934 and $54,540 for the years ended December 31, 2009 and 2008, respectively. There was no amortization expense for the years ended December 31, 2009 and 2008. We assess the carrying value of intangible assets for impairment annually. As of December 31, 2009 and 2008, there was no impairment of these assets.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8 - RELATED PARTY TRANSACTIONS

In conjunction with the spin-off from iVoice, Inc., the Company entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until the Company has found replacement services for those services being provided by iVoice or can provide these services for itself. Administrative services were $37,989 and $50,652, respectively, for the years ended December 31, 2009 and 2008, respectively. As of October 1, 2009 iVoice has suspended all charges for the Administrative Service Agreement with the Company (see Note 8).

B Green, originally a subsidiary of the Company, had entered into a temporary administrative services agreement with iVoice. The administrative services agreement continues on a month-to-month basis until B Green has found replacement services for those services being provided by iVoice or can provide these services for itself. Administrative services were $36,000 and $32,000, respectively, for the years ended December 31, 2009 and 2008. As of October 1, 2009 iVoice has suspended all charges for the Administrative Service Agreement with the Company (see Note 9).

Effective November 17, 2009, the Company and iVoice mutually agreed to terminate and extinguish any all obligations between the parties pursuant to the following agreements:

a. The Administrative Services Agreement dated March 1, 2007 by and between B Green Innovations, Inc.(subsidiary) and iVoice, Inc.
b. The Convertible Promissory Note dated May 5, 2008 issued by B Green Innovations, Inc. payable to iVoice, Inc.
c. The Security Agreement dated May 5, 2008 by and between B Green Innovations, Inc. and iVoice, Inc.

As a result of the above the Company extinguished a total of $63,875 of a Convertible Promissory Note and accrued interest of $2,140. The total of $66,015 was recorded in the balance sheet as additional paid-in capital as since this is classified as a related party transaction.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of the Company.  This amount is related to funds loaned to iVoice and is unrelated to the operations of the Company.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% and 5.25% at December 31, 2009 and 2008, respectively) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of the Company, par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. During 2009 Mr. Mahoney received 74,000,000 shares of Class A Common Stock, with a market value of $140,000 as repayment of $23,680 of the loan. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $116,320. During 2009 Mr. Mahoney also received 115,025 shares of Class B Common Stock as repayment of $115,205 of the loan. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $364,246. During 2008 Mr. Mahoney received 46,500,000 shares of Class A Common Stock, with a market value of $82,150 as repayment of $19,680 of the loan. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $62,470.  As of December 31, 2009 and 2008, the outstanding balances were $3,003 and $141,708, plus accrued interest of $100,692 and $84,936, respectively.

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

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009,  the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. At December 31, 2009, Mr. Mahoney’s annual salary was $97,604. A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash.

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. Mr. Mahoney deferred $27,604 and $27,085 of his compensation for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, total deferred compensation due to Mr. Mahoney was $221,448 and $193,844, respectively.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

On August 29, 2005, the Company entered into an employment agreement with Mark Meller.  Mr. Meller served as the Company’s President, Chief Executive Officer and Chief Financial Officer until August 29, 2006.  As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter.  Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation.  The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock. During 2009 and 2008, Mr. Meller received no payments for deferred compensation. As of December 31, 2009 and 2008, total deferred compensation due to Mr. Meller was $53,860.

Mr. Mahoney has a consulting agreement with B Green for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Mr. Mahoney agreed to accept compensation pursuant to this Consulting Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides in its sole discretion that the Company does not have the financial resources to pay the Consultant in cash.  The number of Class B Common Stock shares to be issued to the Consultant pursuant to this Paragraph 2 shall be equal to one share of Class B common stock for every dollar of compensation due and owing the Consultant. As of December 31, 2009 and 2008, total deferred compensation due to Mr. Mahoney was $38,000 and $16,000 respectively. No shares were issued to Mr. Mahoney for the years ended December 31, 2009 and 2008. Cash payments to Mr. Mahoney were $2,000 and $-0- for the years ended December 31, 2009 and 2008, respectively.

NOTE 9 – CONVERTIBLE PROMISSORY NOTE AND CONVERTIBLE DEBENTURE

The Company had entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until he Company has found replacement services for those services being provided by iVoice or can provide these services for itself. In March 2008, the administrative services agreement was amended to provide that accrued and unpaid administrative services shall be aggregated and converted into a Convertible Promissory Note. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. For the years ended December 31, 2009 and 2008, unpaid administrative services were $37,989 and $42,210, respectively. These amounts were added to the original convertible promissory note of $50,652.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 9 – CONVERTIBLE PROMISSORY NOTE AND CONVERTIBLE DEBENTURE (continued)

During the year ended December 31, 2009, the Company issued 16,724,000 shares of Class A common stock with a fair value of $10,452 to reduce the convertible promissory note in the amount of $5,352. During the year ended December 31, 2008, the Company issued 42,000,000 shares of Class A common stock with a fair value of $45,720 to reduce the convertible promissory note in the amount of $13,440.

As of December 31, 2009 and 2008, the outstanding balances on the Convertible Promissory Note were $112,058 and $79,422, respectively.

iVoice, Inc. may elect payment of the principal and/or interest, at its sole discretion, owed pursuant to this Note by requiring the Company to issue to iVoice, or its assigns either: (i) one Class B common stock share of the Company par value $.01 per share, for each dollar owed, (ii) the number of Class A common stock shares of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to have paid by (y) eighty percent (80%) of the lowest issue price of Class A common stock since the first advance of funds under this Note, or (iii), payment of the principal of this Note, before any repayment of interest.

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

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 9 – CONVERTIBLE PROMISSORY NOTE AND CONVERTIBLE DEBENTURE (continued)

In accordance with FASB ASC 815-10 (Prior authoritative literature: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 5 years; and volatility: 250.92%. The accounting guidance instructs that the conversion options are a derivative liability. At March 5, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $50,652, and charged Other Expense - Loss on Valuation of Derivative for $16,366, resulting primarily from calculation of the conversion price. For the year ended December 31, 2009, the Company recorded a Loss on Valuation of Derivative in the amount of $1,118,504. The fair value of the embedded conversion was estimated at the December 31, 2009 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.69%; expected dividend yield: 0%: expected life: 3.17 years; and volatility: 257.85%. For the year ended December 31, 2008, the Company recorded a Loss on Valuation of Derivative in the amount of $31,030.  The fair value of the embedded conversion was estimated at the December 31, 2008 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 5 years; and volatility: 236.79%.

The derivative liability was $1,257,567 and $98,074 at December 31, 2009 and December 31, 2008, respectively.

As of October 1, 2009 iVoice has suspended all charges for the Administrative Service Agreement with the Company (see Note 6).

B Green, previously a subsidiary of the Company, had entered into a temporary administrative services agreement with iVoice. The administrative services agreement continues on a month-to-month basis until B Green Innovations, Inc. has found replacement services for those services being provided by iVoice or can provide these services for itself. The administrative services agreement provides that accrued and unpaid administrative services shall be aggregated and converted into a Convertible Promissory Note. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. The terms of this agreement are to similar to the terms of the agreement between the Company and iVoice, Inc. as described above in this footnote.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 9 – CONVERTIBLE PROMISSORY NOTE AND CONVERTIBLE DEBENTURE (continued)

On June 30, 2008, the Company converted its outstanding B Green accounts payable to iVoice, Inc., for unpaid administrative services, in the amount of $8,000 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. For the year ended December 31, 2009 total unpaid administrative services in the amount of $36,000 was added to the convertible promissory note. For the year ended December 31, 2008 total unpaid administrative services in the amount of $20,400 was added to the convertible promissory note of $8,000.

As of October 1, 2009 iVoice has suspended all charges for the Administrative Service Agreement with the Company (see Note 7).

Effective November 17, 2009, the Company and iVoice mutually agreed to terminate and extinguish any all obligations between the parties pursuant to the following agreements:

a. The Administrative Services Agreement dated March 1, 2007 by and between B Green Innovations, Inc. (subsidiary) and iVoice, Inc.
b. The Convertible Promissory Note dated May 5, 2008 issued by B Green Innovations, Inc. (subsidiary) payable to iVoice, Inc.
c. The Security Agreement dated May 5, 2008 by and between B Green Innovations, Inc. (subsidiary) and iVoice, Inc.

As a result of the above the Company extinguished a total of $63,875 of a Convertible Promissory Note and accrued interest of $2,140. The total of $66,015 was recorded in the balance sheet as additional paid-in capital as since this is classified as a related party transaction.

As of December 31, 2009 and 2008, the outstanding balances on the Convertible Promissory Note were $-0- and $28,400, respectively.

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

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 9 – CONVERTIBLE PROMISSORY NOTE AND CONVERTIBLE DEBENTURE (continued)

As a result of the above, the Company reversed its derivative liability. For the year ended December 31, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $71,138 as compared to a Loss on Valuation of Derivative in the amount of $6,738 for the year ended December 31, 2008.  The fair value of the embedded conversion was estimated at the December 31, 2008 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 5 years; and volatility: 236.79%.

The derivative liability was $-0- and $35,138 at December 31, 2009 and December 31, 2008, respectively.

NOTE 10  -  CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITY

On April 16, 2007, the Company issued a Secured Convertible Debenture dated March 30, 2007 (the "Debenture") to YA Global Investments (f/k/a/ Cornell Capital Partners, LP) for the sum of $700,000 in exchange for a previously issued note payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. Cornell has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. Cornell may not convert the Debenture into shares of Class A Common Stock if such conversion would result in Cornell beneficially owning in excess of 4.9% of the then issued and outstanding shares of Class A Common Stock. The Conversion Price and number of shares of Class A Common Stock issuable upon conversion of the Debenture are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events. Subject to the terms and conditions of the Debenture, the Company has the right at any time provided that as of the date of the Holder's receipt of a Redemption Notice (i) the Closing Bid Price of the of the Common Stock, as reported by Bloomberg, LP, is less than the Conversion Price and (ii) no Event of Default has occurred. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (15%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). During the time that any portion of this Debenture is outstanding, if any Event of Default has occurred, the full principal amount of this Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become at the Holder's election, immediately due and payable in cash, provided however, the Holder may request (but shall have no obligation to request) payment of such amounts in Common Stock of the Company. Furthermore, in addition to any other remedies, the Holder shall have the right (but not the obligation) to convert this Debenture at any time after (x) an Event of Default or (y) the Maturity Date at the Conversion Price then in-effect.

On March 14, 2008, the Company and YA Global Investments agreed that the Company would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the Debenture. The amount redeemed was $691,021, consisting of the remaining balance of the

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 -  CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITY (continued)

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

On November 21, 2008, the Company entered into an Amendment Agreement (the "Agreement") between the Company and YA Global Investments LP, f/k/a Cornell Capital Partners, LP. ("YA Global") which paid off in full the Secured Convertible Debenture dated March 30, 2007 (the "Debenture"). Under the terms of the Agreement, the Company paid the sum of One Hundred and Thirty-five Thousand Dollars ($135,000) in full payment of the Debenture with a remaining principal balance of $186,557, with accrued interest of $17,788. The difference of $69,355 was included in other income in the financial statements for the year ended December 31, 2008. The security interest that YA Global held in the assets of the Company was also terminated.

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

For the year ended December 31, 2008, the Company recorded a Gain on Valuation of Derivative in the amount of $1,291,631. There was no derivative liability at December 31, 2008 as the convertible debenture has been paid in full. For the year ended December 31, 2009, the Company did not record any Gain or Loss on Valuation of Derivative or amortization of debt discount as the convertible debenture has been paid in full. There was no derivative liability at December 31, 2009 and 2008 as the convertible debenture has been paid in full.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
NOTE 11  - INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At December 31, 2009 and 2008 deferred tax assets consist of the following:

	2009	2008
Net operating loss carry forwards	$853,000	$663,000
Deferred compensation	125,000	105,000
Deferred tax asset	978,000	763,000
Less: valuation allowance	(978,000)	(768,000)
Deferred tax asset, net	$-0-	$-0-

At December 31, 2009 and 2008, the Company had a federal net operating loss carry forward in the approximate amounts of $2,136,000 and $1,658,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

On January 1, 2008, the Company adopted authoritative guidance relating to the accounting for  uncertainty in income taxes. The guidance clarified the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken, or expected to the taken, on a tax return. The impact of an uncertain income tax provision on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. On the date of adoption, there were no unrecognized tax benefits. Further, there are no unrecognized tax benefits included in the Company’s balance sheet at December 31, 2009 and 2008, respectively.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 12  -  STANDBY EQUITY DISTRIBUTION AGREEMENT

On September 22, 2005, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Investments (f/k/a/ Partners) (which was amended and restated on December 12, 2005) whereby YA Global agrees to purchase up to $10 million of the Company’s Class A Common Stock over a two-year period.  The shares issued under the SEDA must be first registered under the Securities Act of 1933, as amended.  The purchase price of the Common Stock shall be at ninety-five percent (95%) of the lowest trading price of the Company’s Common Stock during the five consecutive trading day period following the notification by the Company of its request for an advance from Cornell under the SEDA.  In connection with the SEDA, the Company entered into an Escrow Agreement, Registration Rights Agreement and Placement Agent Agreement. For the year ended December 31, 2008, the Company had sold 89,039,944 shares of Class A common stock to YA Global for $89,183, which is net of fees of $13,652. The Standby Equity Distribution Agreement expired on February 5, 2008.

NOTE 13  -  CAPITAL STOCK

Pursuant to the Company’s certificate of incorporation, as amended, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 10,000,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, and 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of the Company’s outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock and Class C Common Stock.

a)           Preferred Stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $1.00 per share.

Of the 1,000,000 shares of Preferred Stock, 10,000 shares are designated Series A 10% Secured Preferred Stock, par value $1.00 per share, with a stated value of $1,000. Holders of our shares of Series A preferred stock are entitled to receive cumulative dividends payable in preference and before any declaration or payment of any dividend on common stock as may from time to time be declared by the board of directors out of funds legally available for that purpose at the rate of 10% of the original purchase price of such shares of preferred stock. No dividends may be made with respect to our common stock until all declared dividends on the preferred stock have been paid or set aside for payment to the preferred stock holders. The stated value is used for calculation of dividends and liquidation preferences. On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Secured Preferred Stock to iVoice, Inc. for $1,444,444. With consent of the holders of the Series A Preferred Stock, on March 5, 2009, the Company amended its Certificate of Incorporation and amended the rights of the Series A Preferred by: (i) eliminating all voting rights for the Series A Preferred Stock and (ii) eliminating the conversion feature of the Series A Preferred Stock

As of December 31, 2009 and 2008, 1,444.44 shares of Series A 10% Secured Preferred Stock are issued and outstanding.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 13  -  CAPITAL STOCK (continued)

The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.47%; expected dividend yield: 0%: expected life: 5 years; and volatility: 265.44%. Prior to amendment, the stock had a feature that grants holders the right to convert the stock into common shares based upon 80% of the lowest price the Company has ever issued its Class A Common Stock. Due to this conversion feature the entire investment was deemed a dividend. For the year ended December 31, 2008, $1,444,444 of preferred stock accretion was recognized in the statements of operations. As noted above, an amendment was made which eliminated the conversion feature.

b)         Class A Common Stock

As of December 31, 2009, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 600,309,870 shares were issued, 599,115,387 shares were outstanding, and 1,194, 483 shares were in escrow.

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

c)         Class B Common Stock

As of December 31, 2009, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that the Company had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 13  -  CAPITAL STOCK (continued)

c)           Class B Common Stock (continued)

of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of  Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. During 2009 the Company issued 115,025 shares of Class B Common Stock as repayment of $115,205 of a promissory note. As of December 31, 2009 there are 115,025 shares issued or outstanding. As of December 31, 2008, no shares were issued or outstanding.

d)           Class C Common Stock

As of December 31, 2009, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of December 31, 2009 and 2008, no shares were issued or outstanding.

NOTE 14 - STOCK OPTIONS

Stock Option Plans

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.

The Company did not issue any stock options for the years ended December 31, 2009 and 2008.

NOTE 15 – FAIR VALUE MEASUREMENTS

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

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 15 – FAIR VALUE MEASUREMENTS (continued)

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

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 15 – FAIR VALUE MEASUREMENTS (continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2009 and December 31, 2008. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2009
	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$112,058	$-	$112,058
Note payable to related parties	-	3,003	-	3,003
Derivative liabilities	-	1,254,567	-	1,254,567
Total Liabilities	$-	$1,369,628	$-	$1,369,628

December 31, 2008
	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Convertible promissory notes	$-	$15,943	$-	$15,943
Note payable to related parties	-	141,708	-	141,708
Derivative liabilities	-	133,212	-	133,212
Total Liabilities	$-	$290,863	$-	$290,863

The Company’s derivatives are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, and volatility factors. Refer to Notes 6 and 8 for more discussion on derivatives. The Company did not hold financial assets and liabilities, which were recorded at fair value in the Level 3 category as of December 31, 2009 and December 31, 2008.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 16 – SUBSEQUENT EVENTS

On January 7, 2010, the Company received $232,491 from the sale of New Jersey state net operating losses.

In February 2010, the Administrative Services Agreement with iVoice, Inc. was terminated and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note outstanding having a principal and accrued interest of approximately $119,000 for 119 shares of the Company’s Series A 3% Preferred Stock.

In February 2010, the Company received the proceeds of $1.1 million from the sale of 1,100 shares of the Company’s Series A 3% Preferred Stock from a related party.

In February 2010, the Company filed with the State of New Jersey an Amendment to the Certificate of Incorporation that revised the rights of the holders of the Company’s Series A 3% Secured Convertible Preferred Stock. The revisions included:

a.	The preferred stock will be referred to in the Company’s Certificate of Incorporation as: “Series A 3% Preferred Stock”.
b.	The holders of the preferred stock will have a new dividend rate of 3%.
c.	The holders of the Series A 3% Preferred Stock shall have no voting rights.
d.
Series A 3% Preferred Stock is convertible, at the option of the holder with the consent of the Corporation, at any time after the date of issuance of such share into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Series A Initial Value, as may be adjusted from time to time, by the Conversion Price applicable to such share. The "Conversion Price” per share shall be calculated as the closing bid price of the Class A Common stock on the last trading day immediately prior to the date that the Notice of Conversion is tendered to the Corporation, subject to certain adjustments.

e.
The holders of shares of Series A Preferred Stock shall be prohibited from converting shares of Series A Preferred Stock, and the Corporation shall not honor any attempted conversion of Series A Preferred Stock, if, and to the extent, the shares of Common Stock held by such converting holder of Series A Preferred Stock following any attempted conversion would exceed 9.99% of the outstanding shares of Common Stock of the Corporation after giving effect to such conversion.

