Form 10-Q
period 2010-03-31
B Green Innovations, Inc.
filed 2010-05-17
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-120490

B GREEN INNOVATIONS, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes☐ No ☒

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 600,415,387 shares of Class A Common stock, no par value as of May 6, 2010.

B GREEN INNOVATIONS, INC.

Item 1 .             Condensed Financial Statements (Unaudited)
B GREEN INNOVATIONS, INC.
CONDENSED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,421,186	$190,350
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2010 and December 31, 2009	10,246	6,188
Prepaid expenses and other current assets	33,364	17,542
Total current assets	1,464,796	214,080

Property, Plant and Equipment, net	30,831	33,554
Intangible assets	59,934	59,934

Total assets	$1,555,561	$307,568

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$608,981	$593,201
Accrued dividends	286,925	260,791
Due to related parties	424,855	420,708
Deferred maintenance contracts	998	2,210
Notes payable to related parties	3,003	3,003
Convertible promissory note, net of unamortized debt discount of $-0- at December 31, 2009	-	112,058
Derivative liabilities	-	1,254,567
Total current liabilities	1,324,762	2,646,538

Stockholders' equity (deficit):
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 10,000 shares designated as follows; 990,000 available for further designation
Series A 3% Secured Preferred Stock; $1,000 stated value, authorized authorized 10,000 shares; 2,663 shares issued and outstanding at at March 31, 2010 and 1,444 shares issued and outstanding at December 31, 2009	2,663,210	1,444,444
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 600,309,870 shares issued and 599,115,387 outstanding and 1,194,483 in escrow at March 31, 2010 and December 31, 2009	1,074,736	1,074,736
Class B - $.01 par value; authorized 50,000,000 shares; 115,025 shares issued and outstanding at March 31, 2010 and December 31, 2009	1,150	1,150
Class C - $.01 par value; authorized 20,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	7,443,646	7,443,646
Additional paid-in capital – beneficial conversion	1,444,444	1,444,444
Accumulated deficit	(12,396,387)	(13,747,390)
Total stockholders' equity (deficit)	230,799	(2,338,970)
Total liabilities and stockholders' equity (deficit)	$1,555,561	$307,568

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2010
Net sales	$42,400	$15,030

Cost of sales	25,412	9,221

Gross profit	16,988	5,809

Operating expenses:
General and administrative expenses	139,777	141,123
Total operating expenses	139,777	141,123

Loss from operations	(122,789)	(135,314)

Other income (expense):
Interest income	821	1,023
Interest expense	(2,953)	(10,656)
Other income	247,491	-
Amortization of debt discount	-	(14,033)
Gain from extinguishment of derivative	1,636,695	-
Loss on valuation of derivative	(382,128)	(666,877)

Total other income (expense)	1,499,926	(690,543)

Income (loss) from operations before income taxes	1,377,137	(825,857)

Provision for income taxes	-	-

Net income (loss)	1,377,137	(825,857)

Preferred stock dividends	26,134	36,111

Net income (loss) attributable to common Shareholders	$1,351,003	$(861,968)

Basic income (loss) per common share	$0.00	$0.00
Diluted income (loss) per common share	$0.00	$0.00

Weighted average shares outstanding:
Basic	599,115,387	509,325,787
Diluted	3,563,817,753	509,325,787

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income (loss)	$1,370,137	$(825,857)
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Depreciation	2,723	2,122
Loss on valuation of derivative	328,128	666,877
Amortization of discount on debt	-	14,033
Issuance of common stock for services	-	14,219
Gain on extinguishment of derivative liability	(1,636,695)	-
Beneficial conversion incurred in conversion of promissory note	-	5,100

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(4,058)	(1,151)
Decrease in inventories	-	797
Decrease (increase) in prepaid expenses	(8,822)	323
Increase in other assets	-	(1,285)
Increase in accounts payable and accrued liabilities	22,488	51,574
Increase in amounts due to related parties	4,147	10,901
Increase in deferred maintenance contracts	(1,212)	3,564
Net cash provided by (used in) operating activities	130,836	(58,783)

Cash flows from financing activities:
Net proceeds from sale of Series A Preferred Stock	1,100,000	-
Net cash provided by financing activities	1,100,000	-

Net increase (decrease) in cash and cash equivalents	1,230,836	(58,783)
Cash and cash equivalents at beginning of period	190,350	460,869
Cash and cash equivalents at end of period	$1,421,186	$402,086

Supplemental Disclosure of Cash Flow Information:
During the period, cash was paid for the following:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the Three Months Ended March 31, 2010:

a) The Company accrued $26,134 of preferred stock dividends.

b) The Company issued 119 shares of Series A Preferred Stock in exchange $118,766 for Convertible Promissory Notes to iVoice, Inc.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1                      Background

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

Note 2                      Business Operations

The B Green Innovations, Inc. ("B Green"), "Go Green" mission from its inception, is to create a "Green" company for the development of solutions to eliminate waste from the world's environment. B Green offers consumers a realistic and necessary solution to the problem of waste around the world. We believe that to truly have an impact on the planet, one must be committed to the environment and seek out environmentally-friendly products.

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

Recently, the Company released its new 100% Degradable / Biodegradable Compactor Bags. These bags include Oxo-Biodegradable additive using the latest technology that supports the 3 R’s of Packaging Reduce, Reuse, Recycle and provides a fourth R, Remove. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil. These Oxo-Biodegradable plastic

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 2                      Business Operations (continued)

products are scientifically proven to be non toxic and are FDA compliant, meaning they are safe for food packaging applications and have been awarded approved food film contact ‘no migration’ status. Regular plastic bags can take up to 100 years to break down causing plastic pollution and harm to both domestic and wild life. Standard plastics are filling our landfills and greatly impacting our planet. Plastics incorporating this additive in the presence of oxygen disappear when exposed to UV light or thermal heat. Our product is designed to allow plastics to degrade like a leaf, slowly yielding CO2 (which through photosynthesis becomes oxygen), water, bio-waste, and mineral salts that condition the soil in the process.

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

Note 3                      Going Concern

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

As of March 31, 2010, the Company had a net operating loss, and a negative cash flow from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

Management plans to increase the development, manufacture, and distribution of “green” products to generate a positive cash flow. However, these plans are dependent upon obtaining additional capital. There can be no assurance that the Company will be able to obtain the necessary capital, and achieve its growth objectives. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 4                      Summary of Significant Accounting Policies

a)  Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

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

Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of goods sold.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

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

e)  Research and Development Costs

Research and development costs are charged to expense as incurred. The Company has not incurred any research and development costs for the three months ended March 31, 2010 and 2009.

f)  Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the three months ended March 31, 2010 and 2009, the Company incurred $177 and $3,501, respectively.

g)  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2010 and December 31, 2009.

The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

h) Accounts Receivable

Accounts receivables consist primarily of uncollected invoices for product sales made to credit worthy customers.

i)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of March 31, 2010 the Company believes it has no significant risk related to its concentration within its accounts receivable.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 4                      Summary of Significant Accounting Policies (continued)

j)   Property and Equipment

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

m) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended March 31, 2010.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

n)  Fair Value of Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2010 and December 31, 2009, as defined in FASB ASC 825-10, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Effective January 1, 2009, we implemented FASB ASC 825-10, Fair Value Measurements, or (Prior authoritative literature: SFAS 157), for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

o)  Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying   amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment losses have been recognized for the periods ended March 31, 2010 and 2009, respectively.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 5                      Earnings (Loss) Per Share

FASB Accounting Standards Codification (“ASC”) 260-10 (Prior authoritative literature: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. For the three months ended March 31, 2010 there were 2,825,623,084 share equivalents which are included in the calculation of diluted earnings per share.  The computation of diluted loss per share at March 31, 2009 does not assume conversion, exercise or contingent exercise of warrants, and securities in the amount of 347,483,974 shares as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$1,351,003	$(861,968)
Weighted-average common shares outstanding	599,115,387	509,325,787
Basic net income (loss) per share attributable to common Stockholders	$0.00	$0.00
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$1,351,003	$(861,968)
Weighted-average common shares outstanding	599,115,387	509,325,787
Incremental shares attributable to the common stock equivalents	2,964,702,366	-
Total adjusted weighted-average shares	3,563,817,753	509,325,787
Diluted net income (loss) per share attributable to common Stockholders	$0.00	$0.00

Note 6                      Intangible Assets

Other consists of patents pending in the amount of $59,934 for the periods ended March 31, 2010 and December 31, 2009. There was no amortization expense for the three months ended March 31, 2010 and 2009, respectively.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 7                      Related Party Transactions

In conjunction with the spin-off from iVoice, Inc., the Company, and its former subsidiary, had entered into a temporary administrative services agreements with iVoice. The administrative services agreements were to continue on a month-to-month basis until the Company has found replacement services for those services being provided by iVoice or can provide these services for itself. As of October 1, 2009 iVoice has suspended all charges for the Administrative Service Agreement for the Company and with the Company.  There were no administrative service charges for the three months ended March 31, 2010. Administrative services were $24,663 for the three months ended March 31, 2009.

Effective November 17, 2009, the Company’s subsidiary at the time and iVoice mutually agreed to terminate and extinguish any all obligations between the parties pursuant to the following agreements:

a. The Administrative Services Agreement dated March 1, 2007 by and between B Green Innovations, Inc. (subsidiary) and iVoice, Inc.
b. The Convertible Promissory Note dated May 5, 2008 issued by B Green Innovations, Inc. payable to iVoice, Inc.
c. The Security Agreement dated May 5, 2008 by and between B Green Innovations, Inc. and iVoice, Inc.

As a result of the above the Company extinguished a total of $63,875 of a Convertible Promissory Note and accrued interest of $2,140. The total of $66,015 was recorded in the balance sheet as additional paid-in capital as since this is classified as a related party transaction as December 31, 2009.

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 for 119 shares of the Company’s 3% Preferred Stock. As a result the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included as other income in the accompanying statement of operations for the three months ended March 31, 2010 (See Note 10 for terms of the 3% Preferred Stock)..

On March 1, 2010 the Company entered into an administrative services agreement with iVoice, Inc. The Company will provide iVoice, Inc. administrative and financial services as well as providing iVoice, Inc. with office space. This agreement will continue on a month-to-month basis unless terminated by either party by providing 30 days written notice. In consideration of the services, iVoice, Inc. will pay B Green $4,000 per month. For the three months ended March 31, 2010 the Company recorded income of $15,000, and such income is included in other income in the accompanying statement of operations for the period ended March 31, 2010 (See Subsequent Event Footnote).

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 7                      Related Party Transactions (continued)

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer. This amount is related to funds loaned to iVoice and is unrelated to the operations of the Company.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at March 31, 2010) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of the Company, par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note ($.0.00032 at March 31, 2010), or (iii) payment of the principal of this Note, before any repayment of interest

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of March 31, 2010 and December 31, 2009, the outstanding balances wee $3,003, plus accrued interest of $103,646 and $100,692, respectively.

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

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009,  the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. At March 31, 2010, Mr. Mahoney’s salary was $121,604. As of December 31, 2009 and March 31, 2010, total deferred compensation due to Mr. Mahoney was $253,448 and 267,349, respectively.

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price ($0.00032 at March 31, 2010) for which the Company had ever issued its Class A Common Stock.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 7                      Related Party Transactions (continued)

On August 29, 2005, the Company entered into an employment agreement with Mark Meller.  Mr. Meller served as the Company’s President, Chief Executive Officer and Chief Financial Officer until August 29, 2006.  As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter.  Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation.  The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock.  As of March 31, 2010, total deferred compensation due to Mr. Meller was $53,860.

Note 8                      Convertible Promissory Note and Derivative Liability

The Company had has entered into a temporary administrative services agreement with iVoice. The administrative services agreement will continue on a month-to-month basis until the Company has found replacement services for those services being provided by iVoice or can provide these services for itself. In March 2008, the administrative services agreement was amended to provide that accrued and unpaid administrative services shall be aggregated and converted into a Convertible Promissory Note. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. There were no administrative service charges for the three months ended March 31, 2010. Administrative services were $12,663 for the three months ended March 31, 2009.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 8                      Convertible Promissory Note and Derivative Liability (continued)

As of October 1, 2009 iVoice, Inc. suspended all charges for the Administrative Service Agreement (see Note 7). At this time the balance of the convertible promissory note was $112,058.

iVoice, Inc. may elect payment of the principal and/or interest, at the its sole discretion, owed pursuant to the Note by requiring the Company to issue to iVoice, or his assigns either: (i) one Class B common stock share of the Company par value $.01 per share, for each dollar owed, (ii) the number of Class A common stock shares of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to have paid by (y) eighty percent (80%) of the lowest issue price of Class A common stock since the first advance of funds under this Note, or (iii), payment of the principal of this Note, before any repayment of interest.

Unless otherwise provided, this Note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

During the three months ended March 31, 2010, there were no payments in stock or cash.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 8                      Convertible Promissory Note and Derivative Liability (continued)

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. was terminated, and the Company entered into an Exchange Agreement (see Note 14) to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 for 119 shares of the Company’s 3% Preferred Stock. As a result the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included as other income in the accompanying statement of operations for the three months ended March 31, 2010.

For the three months ended March 31, 2010, the Company recorded a loss on Valuation of Derivative in the amount of $382,128 as compared to a Loss on Valuation of Derivative of $451,890 for the three months ended March 31, 2009. The fair value of the embedded conversion was estimated at the February 10, 2010 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.69%; expected dividend yield: 0%: expected life: 5 years; and volatility: 234.66%.

The derivative liability was $-0- and $1,257,567 at March 31, 2010 and December 31, 2009, respectively.

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

Effective November 17, 2009, the Company’s subsidiary at the time and iVoice mutually agreed to terminate and extinguish any all obligations between the parties pursuant to the following agreements:

a. The Administrative Services Agreement dated March 1, 2007 by and between B Green Innovations, Inc. (subsidiary) and iVoice, Inc.
b. The Convertible Promissory Note dated May 5, 2008 issued by B Green Innovations, Inc. payable to iVoice, Inc.
c. The Security Agreement dated May 5, 2008 by and between B Green Innovations, Inc. and iVoice, Inc.

As a result of the above the Company extinguished a total of $63,875 of a Convertible Promissory Note and accrued interest of $2,140. The total of $66,015 was recorded in the balance sheet as additional paid-in capital as since this is classified as a related party transaction at December 31, 2009.

For the three months ended March 31, 2009 the Company recorded a Loss on Valuation of Derivative in the amount of $214,987.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 9                      Income taxes

The tax effect of temporary differences, primarily net operating loss carry-forwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying March 31, 2010 and December 31, 2009 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

On January 7, 2010, the Company received $232,491 from the sale of New Jersey state net operating losses totaling $2,935,491.

Note 10                    Capital Stock

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

Of the 1,000,000 shares of Preferred Stock, 10,000 shares are designated Series A 3% Preferred Stock, par value $1.00 per share, with a stated value of $1,000 (the “Series A Preferred Stock”). The stated value is used for calculation of dividends and liquidation preferences. On March 12, 2008, the Company sold 1,444 shares of Series A 3% Preferred Stock to iVoice, Inc. for $1,444,444.  With consent of the holders of the Series A Preferred Stock, on March 6, 2009, the Company amended its Certificate of Incorporation and amended the rights of the Series A Preferred by: (i) eliminating all voting rights for the Series A Preferred Stock and (ii) eliminating the conversion feature of the Series A Preferred Stock

In February 2010, the Company filed with the State of New Jersey an Amendment to the Certificate that revised the rights of the holders of the Company’s Series A 3% Secured Convertible Preferred Stock. The revisions included:

a.	The preferred stock will be referred to in the Company’s Certificate of Incorporation as: “Series A 3% Preferred Stock”.
b.	The holders of the preferred stock will have a new dividend rate of 3%.
c.	The holders of the Series A 3% Preferred Stock shall have no voting rights.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 10                    Capital Stock (continued)

a)	Preferred Stock (continued)

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

On February 10, 2010, iVoice, Inc. agreed to purchase 1,219 shares of the Company’s 3% Preferred Stock for $1,100,000 in cash and a convertible note, including accrued interest, in the amount of $119,000.

As of March 31, 2010, 2,663 shares of Series A 3% Preferred Stock are issued and outstanding.

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

As of March 31, 2010, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 600,309,870 shares were issued, and 599,115,387 shares were outstanding, and 1,194,483 shares were issued pending conversion by YA Global Investments.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 10                    Capital Stock (continued)

c)	Class B Common Stock

As of March 31, 2010, there are 50,000,000 shares of Class B Common Stock authorized, par value $.01 per share.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that the Company had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that the Company had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. As of March 31, 2010 there are 115,025 shares issued and outstanding.

d)	Class C Common Stock

As of March 31, 2010, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of March 31, 2010, no shares were issued or outstanding.

Note 11                    Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of March 31, 2010.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 12                    Fair Value Measurements

FASB Codification Topic 820-10, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements; however, it does not require any new fair value measurements, rather, its application is made pursuant to other accounting pronouncements that require or permit fair value measurements.

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

Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. FASB Codification Topic 820-10, Fair Value Measurements and Disclosures includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy consists of the following three levels:

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 12                    Fair Value Measurements (continued)

The valuation techniques that may be used to measure fair value are as follows:

Market approach — Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

Income approach — Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

Cost approach — Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

As of January 1, 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which requires additional disclosures about the various classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2, & 3. The requirement for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010 and will be adopted by the Company on January 1, 2011.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2010 and December 31, 2009. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 12                    Fair Value Measurements (continued)

March 31, 2010	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Derivative liabilities	-	-	-	-
Total Liabilities	$-	$-	$-	$-

December 31, 2009	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Derivative liabilities	-	1,254,567	-	1,254,567
Total Liabilities	$-	$1,254,567	$-	$1,254,567

Effective this January 1, 2009, we implemented FASB ASC 820-10, formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of FASB ASC 820-10 for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 13                    New Accounting Pronouncements

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (the “Update”), which provides amendments to Accounting Standards Codification 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification.  The Update requires improved disclosures about fair value measurements.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The enhanced disclosure requirements have not had a material impact on the Company’s financial reporting.

Note 14                    Subsequent Events

On April 30, 2010, the Administrative Services Agreement between the Company and iVoice, Inc. was amended as follows:
a.	The agreement will commence effective January 1, 2010.
b.	The monthly fee will increase to $5,000 per month and will be evidenced by a Convertible Promissory Note, the terms of which are as follows:
i.	Interest will accrue in the unpaid balance at the rate of prime plus 1 percent per annum.
ii.	Additional advances to include Fees accrued pursuant to the Administrative Services Agreement will be added to the principal of this note and will accrue interest at the above specified rate.
iii.	The interest shall accrue monthly and be paid annually.
iv.	The principal is payable on demand.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

Note 14                    Subsequent Events (continued)

v.
The holder may elect payment of the principal and/or interest at the Holder’s sole discretion, owed pursuant to this Note by requiring the Maker to issue to the Holder, or his assigns either: (i) one Class B common stock share of the Maker, no par value per share, for each dollar owed, (ii) the number of Class A common stock shares of the Maker calculated by dividing (x) the sum of the principal and interest that the Holder has decided to have paid by (y) fifty percent (50%) of the lowest issue price of Class A common stock, or (iii) exchange the iVoice Market Value of the number of Class A Common Stock shares calculated, but not issued, in subsection (ii) above, equal to the number of B Green Series A 3% Preferred Stock shares calculated by dividing the iVoice Market value by the Series A Initial Value, as defined in the Company’s Certificate of Incorporation. The Holder may elect payment of the principal of this Note, before any repayment of interest.

vi.	This note may be prepaid in full or in part at any time without penalty.
vii.
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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are:  changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances.  For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10−K for the fiscal year ended December 31, 2009 entitled “Risk Factors”.

Results of Operations

Total revenues increased $27,370 (182%) for the three months ended March 31, 2010 to $42,400 as compared to $15,030 for the same period in the prior year. This increase is primarily attributed to the growth in sales of our “green” products. The Company continues to evaluate additional products to its product line as well as expanding its distribution channels. Recently, the Company released its new 100% Degradable / Biodegradable Compactor Bags.

Gross profit increased $11,179 (292%) to $16,988 for the three months ended March 31, 2010 as compared to the same period in the prior year as a result of the increased volume for “Green” products.

Total operating expenses decreased $1,346 (1%) to $139,777 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Lower administrative service expenses were mostly offset by increased selling expenses for the Company’s “green” products.

For the three months ended March 31, 2010, the Company had a loss from operations of $122,789 as compared to a loss from operations of$135,314 for the three months ended March 31, 2009 as a result of the factors discussed above.

Total other income was $1,499,926 for the three months ended March 31, 2010 as compared to an expense of $690,543 for the three months ended March 31, 2009. This increase in other income is primarily attributed to the gain on the extinguishment of the derivative liability as a result on the conversion to preferred stock.

Net income for the quarter ended March 31, 2010 was $1,377,137 as compared to a loss of $825,857 for the quarter ended March 31, 2009.  The changes were the result of the factors discussed above.

Liquidity and Capital Resources

To date, the Company has incurred substantial losses, and will require financing for working capital to meet its operating obligations.  We anticipate that we will require financing on an ongoing basis for the foreseeable future.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of the Company.  This amount is related to funds loaned to iVoice and is unrelated to the operations of the Company.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at March 31, 2010) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of the Company, par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

During the three ended March 31, 2010, the Company had a net increase in cash of $1,230,836.  The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities. The Company provided $130,836 from operating activities for the three months ended March 31, 2010 as compared using $58,783 in the prior year. The increase in cash from operating activities is primarily the result of cash received from the sale of New Jersey state net operating losses in the amount of $232,491.

Cash provided by financing activities. The Company generated $1,100,00 from financing activities for the three months ended March 31, 2010 as a result of net proceeds from the sales of Series A Convertible Preferred Stock.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2010.

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

Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance with FASB ASC 815-10, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The financial statements for the period include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures with YA Global Investments (f/k/a/Cornell Capital Partners)

Item 4T.                   Controls and Procedures.

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

Part II.  Other Information

Item 5.                    Other Information.

(a)

Section 1 - Registrant's Business and Operations
Item 1.01 Entry into a Material Definitive Agreement.

On March 1, 2010, the Company entered into an Administrative Services Agreement (the “Agreement”) with iVoice, Inc. (“iVoice”) for the Company to provide, effective February 1, 2010, certain administrative services as set forth in the Agreement for a fee of Four Thousand Dollars ($4,000) per month.  This Agreement shall continue until either party terminates with thirty (30) advance written notice.  This Agreement is filed as Exhibit 10.2 herein.

Item 1.02 Termination of a Material Definitive Agreement.

On February 10, 2010, the Company and iVoice, Inc. entered into the Termination of Administrative Services Agreement effective November 17, 2009 that terminated and extinguished any all obligations between the parties pursuant to the following agreements:

a. The Administrative Services Agreement dated March 1, 2007 by and between B Green Innovations, Inc. and iVoice, Inc.
b. The Convertible Promissory Note dated May 5, 2008 issued by B Green Innovations, Inc. payable to iVoice, Inc.
c. The Security Agreement dated May 5, 2008 by and between B Green Innovations, Inc. and iVoice, Inc.

At the time that the parties entered into this Administrative Services Agreement dated March 1, 2007, B Green Innovations, Inc. was a wholly subsidiary of iVoice Technology, Inc.  On November 17, 2009, B Green Innovations, Inc. merged into iVoice Technology, Inc. and thereafter, on November 20, 2009, iVoice Technology, Inc. changed its name to B Green Innovations, Inc.

Section 5 - Corporate Governance and Management
Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On February 16, 2010, the Company filed with the State of New Jersey an Amendment to the Certificate of Incorporation which amended the rights of the Series A Preferred Stock

The revisions included:

a.	The preferred stock will be referred to in the Company’s Certificate of Incorporation as: “Series A 3% Preferred Stock”.
b.	The holders of the preferred stock will have a new dividend rate of 3%.
c.	The holders of the Series A 3% Preferred Stock shall have no voting rights.
d.	The conversion rights of the Preferred Stock were amended. The Amendment is filed as Exhibit 3.1 herein.

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

Item 6.                     Exhibits

3.1	Amendment to the Certificate of Incorporation filed with the State of New Jersey, filed herein.

10.1	Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc.

10.2	Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., filed herein.

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report on Form10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

B GREEN INNOVATIONS, INC.

Company Name

Date: May 17, 2010	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

3.1	Amendment to the Certificate of Incorporation filed with the State of New Jersey, filed herein.

10.1	Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc.

10.2	Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., filed herein.

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.