Form 10-Q
period 2010-06-30
B Green Innovations, Inc.
filed 2010-08-06
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒     No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐ No ☒

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 605,609,870 shares of Class A Common stock, no par value as of August 4, 2010.

B GREEN INNOVATIONS, INC

Item 1.  Financial Statements

B GREEN INNOVATIONS, INC.
CONDENSED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$1,329,810	$190,350
Accounts receivable, net of allowance for doubtful accounts of $-0- At June 30, 2010 and December 31, 2009	17,615	6,188
Inventories	3,837	-
Note receivable	30,000	-
Prepaid expenses and other current assets	17,767	17,542
Total current assets	1,399,029	214,080

Property, plant and equipment, net	34,415	33,554
Intangible assets	59,934	59,934

Total assets	$1,493,378	$307,568

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$632,396	$593,201
Accrued dividends	307,121	260,791
Due to related parties	430,810	420,708
Deferred maintenance contracts	3,206	2,210
Notes payable to related parties	3,003	3,003
Convertible promissory note	-	112,058
Derivative liabilities	-	1,254,567
Total current liabilities	1,376,536	2,646,538

Stockholders' equity (deficit):
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 10,000 shares designated as follows; 990,000 available for further designation
Series A 3% Secured Preferred Stock; $1,000 stated value, 10,000 shares authorized; 2,663 shares issued and outstanding at at June 30, 2010 and 1,444 shares issued and outstanding at December 31, 2009	2,663,210	1,444,444
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 605,609,870 shares issued and 604,415,387 outstanding and 1,194,483 in escrow at June 30, 2010 and 600,309,870 shares issued 599,115,387 outstanding and 1,194,483 in escrow at December 31, 2009	1,090,306	1,074,736
Class B - $.01 par value; authorized 50,000,000 shares; 115,025 shares issued and outstanding at June 30, 2010 and December 31, 2009	1,150	1,150
Class C - $.01 par value; authorized 20,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	7,443,646	7,443,646
Additional paid-in capital – beneficial conversion	1,444,444	1,444,444
Accumulated deficit	(12,525,914)	(13,747,390)
Total stockholders' equity (deficit)	116,842	(2,338,970)
Total liabilities and stockholders' equity (deficit)	$1,493,378	$307,568

See accompanying notes to condensed consolidated financial statements

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net sales	$56,684	$30,218	$99,084	$45,248

Cost of sales	21,258	11,318	46,670	20,539

Gross profit	35,426	18,900	52,414	24,709

Operating expenses:
General and administrative expenses	158,536	149,193	298,313	290,316

Total operating expenses	158,536	149,193	298,313	290,316

Loss from operations	(123,110)	(130,293)	(245,899)	(265,607)

Other income (expense):
Interest income	1,833	803	2,654	1,826
Interest expense	(3,054)	(5,948)	(6,007)	(16,604)
Other income	15,000	50,000	262,491	50,000
Amortization of debt discount	-	(12,077)	-	(26,110)
Gain from extinguishment of derivative	-	-	1,636,695	-
(Loss) gain on valuation of derivative	-	16,690	(382,128)	(650,187)

Total other income (expense)	13,779	49,468	1,513,705	(641,075)

Income (loss) from operations before provision for income taxes	(109,331)	(80,825)	1,267,806	(906,682)

Provision for income taxes	-	-	-	-
Net income (loss)	(109,331)	(80,825)	1,267,806	(906,682)
Preferred stock dividends	(20,196)	(36,512)	(46,330)	(72,623)
Net income (loss) attributable to common shareholders	$(129,527)	$(117,337)	$1,221,476	$(979,305)

Basic income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding
Basic	602,125,277	525,115,387	600,628,647	517,264,205
Diluted	602,125,277	525,115,387	2,979,914,773	517,264,205

See accompanying notes to condensed consolidated financial statements

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income (loss)	$1,267,806	$(906,682)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Depreciation	5,445	5,076
(Gain) loss on valuation of derivative	382,128	650,187
Amortization of discount on debt	-	26,110
Issuance of common stock for services	11,570	14,219
Equipment received in exchange for note receivable previously written-off	-	(50,000)
Gain on extinguishment of derivative liability	(1,636,695)	-
Beneficial conversion incurred in conversion of promissory note	-	5,100

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(11,227)	(2,979)
(Increase) decrease in inventories	(3,837)	3,363
(Increase) decrease in prepaid expenses	(425)	4,460
Increase in notes receivable	(30,000)	-
Increase in other assets	-	(5,394)
Increase in accounts payable and accrued liabilities	49,903	93,373
Increase in amounts due to related parties	10,102	23,801
Increase in deferred maintenance contracts	996	(5,961)
Net cash provided by (used in) operating activities	45,766	(145,327)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,306)	-
Net cash used in investing activities	(6,306)	-

Cash flows from financing activities:
Net proceeds from sale of Series A Preferred Stock	1,100,000	-
Net cash provided by financing activities	1,100,000	-

Net increase (decrease) in cash and cash equivalents	1,139,460	(145,327)
Cash and cash equivalents at beginning of period	190,350	460,869
Cash and cash equivalents at end of period	$1,329,810	$315,542

During the period, cash was paid for the following:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the Six Months Ended June 30, 2010:

a) The Company accrued $46,330 of preferred stock dividends.

b) During the six months ended June 30, 2010 the Company converted $4,000 of accounts payable into 1,300,000 shares of Class A common stock.

c) During the six months ended June 30, 2010 the Company issued 4,000,000 shares of Class A common stock with a fair value $11,570 for services.

d) The Company issued 119 shares of Series A Preferred Stock in exchange for $112,058 Convertible Promissory Note and accrued interest of $6,708 to iVoice, Inc.

For the Six Months Ended June 30, 2009:

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 2      Business Operations (continued)

These Oxo-Biodegradable plastic products are scientifically proven to be non-toxic and are FDA compliant, meaning they are safe for food packaging applications and have been awarded approved food film contact ‘no migration’ status. Regular plastic bags can take up to 100 years to break down causing plastic pollution and harm to both domestic and wild life. Standard plastics are filling our landfills and greatly impacting our planet. Plastics incorporating this additive in the presence of oxygen disappear when exposed to UV light or thermal heat. Our product is designed to allow plastics to degrade like a leaf, slowly yielding CO2 (which through photosynthesis becomes oxygen), water, bio-waste, and mineral salts that condition the soil in the process.

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

As of June 30, 2010, the Company had a net operating loss, and a negative cash flow from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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
June 30, 2010 and 2009

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
June 30, 2010 and 2009

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

e)    Research and Development Costs

Research and development costs are charged to expense when incurred. The Company has not incurred any research and development costs for the three and six months ended June 30, 2010 and 2009.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the three months ended June 30, 2010 and 2009, the Company incurred $1,861 and $1,425, respectively. For the six months ended June 30, 2010 and 2009, the Company incurred $2,038 and $4,926, respectively

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2010 and December 31, 2009.

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

h)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of June 30, 2010 the Company believes it has no significant risk related to its concentration within its accounts receivable.

i) Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 4     Summary of Significant Accounting Policies (continued)

j)    Income Taxes

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

k)    Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance FASB ASC 815-10 (Prior authoritative literature: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40 Section 05, “Contracts in Entity's Own Equity". The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively.

l)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended June 30, 2009.

m)     Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of June 30, 2010 and December 31, 2009 for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of debt approximates its carrying value at the stated or discounted rate of the debt to reflect recent market conditions.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

n)    Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment losses have been recognized for the periods ended June 30, 2010 and 2009, respectively.

Note 5     Earnings (Loss) Per Share

FASB Accounting Standards Codification (“ASC”) 260-10 (Prior authoritative literature: FASB Statement 128, “Earnings per Share”) requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the three months ended June 30, 2010 and 2009 does not assume conversion, exercise or contingent exercise of warrants, and securities in the amount of 2,696,362,793 and 1,293,982,844 shares, respectively, as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 5     Earnings (Loss) Per Share

For the six months ended June 30, 2010 there were 2,696,362,793 share equivalents which are included in the calculation of diluted earnings per share.  The computation of diluted loss per share for the six months ended June 30, 2009 does not assume conversion, exercise or contingent exercise of warrants, and securities in the amount of 1,293,982,844 shares as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
Basic net income (loss) per share attributable to common shareholders computation:
Net loss attributable to common stockholders	$(129,527)	$(117,337)
Weighted-average common shares outstanding	602,125,277	525,115,387
Basic net loss per share attributable to common stockholders	$0.00	$0.00
Diluted net income (loss) per share attributable to common shareholders computation
Net loss attributable to common stockholders	$(129,527)	$(117,337)
Weighted-average common shares outstanding	602,125,277	525,115,387
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	602,125,277	525,115,387
Diluted net loss per share attributable to common stockholders	$(0.00)	$(0.00)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$1,221,476	$(979,305)
Weighted-average common shares outstanding	600,628,647	517,264,205
Basic net income (loss) per share attributable to common stockholders	$0.00	$0.00
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$1,221,476	$(979,305)
Weighted-average common shares outstanding	600,628,647	517,264,205
Incremental shares attributable to the common stock equivalents	2,379,286,126	-
Total adjusted weighted-average shares	2,979,914,773	517,264,205
Diluted net income (loss) per share attributable to common stockholders	$0.00	$(0.00)

Note 6     Intangible Assets

Intangible assets consist of patents pending in the amount of $59,934 for the periods ended June 30, 2010 and December 31, 2009. There was no amortization expense for the six months ended June 30, 2010 and 2009, respectively.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 7     Note Receivable – Related Party

Effective January 1, 2010, the Company entered into an administrative services agreement with iVoice, Inc., a related party. The Company will provide iVoice, Inc. administrative and financial services as well as providing iVoice, Inc. with office space. This agreement will continue on a month-to-month basis unless terminated by either party by providing 30 days written notice. In consideration of the services, iVoice, Inc. will pay B Green $5,000 per month. For the three months and six months ended June 30, 2010 the Company recorded income of $15,000 and $30,000, respectively, and such income is included in other income in the accompanying statement of operations for the periods ended June 30, 2010

On April 29, 2010, the Administrative Services Agreement between the Company and iVoice, Inc. was amended to state that the Administrative Service Fees will be evidenced by a Convertible Promissory Note, the terms of which are as follows:

i.	Interest will accrue in the unpaid balance at the rate of prime plus 1 percent per annum.
ii.	Additional advances to include Fees accrued pursuant to the Administrative Services Agreement will be added to the principal of this note and will accrue interest at the above specified rate.
iii.	The interest shall accrue monthly and be paid annually.
iv.	The principal is payable on demand.
v.
The holder may elect payment of the principal and/or interest at the holder’s sole discretion, owed pursuant to this Note by requiring the maker to issue to the holder, or its assigners either: (i) one Class B common stock share of the maker, no par value per share, for each dollar owed, (ii) the number of Class A common stock shares of the maker calculated by dividing (x) the sum of the principal and interest that the holder has decided to have paid by (y) fifty percent (50%) of the lowest issue price of Class A common stock, or (iii), payment of the principal of this Note, before any repayment of interest.

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

As of June 30, 2010 and December 31, 2009, the note receivable balance was $30,000 and $-0-, respectively. Additionally, the Company recorded interest expense of $160 for the six months ended June 30, 2010.  Accrued interest was $160 as of June 30, 2010.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 8     Related Party Transactions

In conjunction with the spin-off from iVoice, Inc., the Company, and its former subsidiary, had entered into a temporary administrative services agreements with iVoice. The administrative services agreements were to continue on a month-to-month basis until the Company has found replacement services for those services being provided by iVoice or can provide these services for itself. As of October 1, 2009 iVoice has suspended all charges for the Administrative Service Agreement for the Company and with the Company.  There were no administrative service charges for the three and six months ended June 30, 2010. Administrative services were $12,663 and $25,326 for the three and six months ended June 30, 2009.

Effective November 17, 2009, the Company’s subsidiary at the time and iVoice mutually agreed to terminate and extinguish all obligations between the parties pursuant to the following agreements:

a. The Administrative Services Agreement dated March 1, 2007 by and between B Green Innovations, Inc. (subsidiary) and iVoice, Inc.
b. The Convertible Promissory Note dated May 5, 2008 issued by B Green Innovations, Inc. payable to iVoice, Inc.
c. The Security Agreement dated May 5, 2008 by and between B Green Innovations, Inc. and iVoice, Inc.

As a result of the above the Company extinguished a total of $63,875 of a Convertible Promissory Note and accrued interest of $2,140. The total of $66,015 was recorded in the balance sheet as additional paid-in capital since this is classified as a related party transaction as December 31, 2009.

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 for 119 shares of the Company’s 3% Preferred Stock. As a result the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included as other income in the accompanying statement of operations for the six months ended June 30, 2010 (See Note 11 for terms of the 3% Preferred Stock).

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of B Green Innovations, Inc.  This amount is related to funds loaned to iVoice and is unrelated to the operations of B Green Innovations, Inc.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at June 30, 2010) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 8       Related Party Transactions (continued)

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of June 30, 2010 and December 31, 2009, the outstanding balances wee $3,003, plus accrued interest of $106,700 and $100,692, respectively.

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

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009,  the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. At June 30, 2010, Mr. Mahoney’s salary was $121,604. As of December 31, 2009 and June 30, 2010, total deferred compensation due to Mr. Mahoney was $253,448 and $270,250, respectively.

On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect.

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

On August 29, 2005, the Company entered into an employment agreement with Mark Meller.  Mr. Meller served as the Company’s President, Chief Executive Officer and Chief Financial Officer until August 29, 2006.  As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter.  Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation.  The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock.  As of June 30, 2010, total deferred compensation due to Mr. Meller was $53,860.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 9     Convertible Promissory Note and Derivative Liability

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

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. There were no administrative service charges for the six months ended June 30, 2010. Administrative services were $25,326 for the six months ended June 30, 2009.

As of October 1, 2009 iVoice, Inc. suspended all charges for the Administrative Service Agreement (see Note 7).

iVoice, Inc. may elect payment of the principal and/or interest, at the its sole discretion, owed pursuant to this Note by requiring the Company to issue to iVoice, or their assigns either: (i) one Class B common stock share of the Company par value $.01 per share, for each dollar owed, (ii) the number of Class A common stock shares of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to have paid by (y) eighty percent (80%) of the lowest issue price of Class A common stock since the first advance of funds under this Note, or (iii), payment of the principal of this Note, before any repayment of interest.

Unless otherwise provided, this Note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

During the six months ended June 30, 2010, there were no payments in stock or cash.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 9     Convertible Promissory Note and Derivative Liability (continued)

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

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 for 119 shares of the Company’s 3% Preferred Stock. As a result the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included as other income in the accompanying statement of operations for the six months ended June 30, 2010.

For the three months ended June 30, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $30,069. No gain or loss was recorded for the three months ended June 30, 2010. For the six months ended June 30, 2010, the Company recorded a loss on Valuation of Derivative in the amount of $382,128 as compared to a Loss on Valuation of Derivative of $650,187 for the six months ended June 30, 2009. The fair value of the embedded conversion was estimated at February 10, 2010 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.69%; expected dividend yield: 0%: expected life: 5 years; and volatility: 234.66%.

The derivative liability was $-0- and $1,254,567 at June 30, 2010 and December 31, 2009, respectively.

B Green, previously a subsidiary of the Company, had entered into a temporary administrative services agreement with iVoice. The administrative services agreement continues on a month-to-month basis until B Green Innovations, Inc. has found replacement services for those services being provided by iVoice or can provide these services for itself. The administrative services agreement provides that accrued and unpaid administrative services shall be aggregated and converted into a Convertible Promissory Note. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. The terms of this agreement are similar to the terms of the agreement between B Green Innovations, Inc. and iVoice, Inc. as described above in this footnote.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 9     Convertible Promissory Note and Derivative Liability (continued)

Effective November 17, 2009, the Company’s subsidiary at the time and iVoice mutually agreed to terminate and extinguish all obligations between the parties pursuant to the following agreements:

a. The Administrative Services Agreement dated March 1, 2007 by and between B Green Innovations, Inc. (subsidiary) and iVoice, Inc.
b. The Convertible Promissory Note dated May 5, 2008 issued by B Green Innovations, Inc. payable to iVoice, Inc.
c. The Security Agreement dated May 5, 2008 by and between B Green Innovations, Inc. and iVoice, Inc.

As a result of the above the Company extinguished a total of $63,875 of a Convertible Promissory Note and accrued interest of $2,140. The total of $66,015 was recorded in the balance sheet as additional paid-in capital since this is classified as a related party transaction as December 31, 2009.

For the three and six months ended June 30, 2009, the Company recorded Gains (Losses) on Valuation of Derivative in the amounts of $16,690 and ($650,187), respectively. A loss of $382,128 was recorded for the six months ended June 30, 2010.

Note 10   Income taxes

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities give rise to a deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

On January 7, 2010, the Company received $232,491 from the sale of New Jersey state net operating losses.

Note 11   Capital Stock

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 11   Capital Stock (continued)

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

On February 10, 2010, iVoice, Inc. agreed to purchase 1,100 shares of the Company’s 3% Preferred Stock for $1,100,000 in cash.

On February 10, 2010, the Company issued 119 shares of Series A Preferred Stock in exchange for $112,058 Convertible Promissory Note and accrued interest of $6,708 to iVoice, Inc.

As of June 30, 2010, 2,663.44 shares of Series A 3% Preferred Stock are issued and outstanding.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 11   Capital Stock (continued)

b)           Class A Common Stock

As of June 30, 2010, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 605,609,870 shares were issued, and 604,415,387 shares were outstanding, and 1,194,483 shares were issued pending conversion by YA Global Investments.

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

During the six months ended June 30, 2010 the Company converted $4,000 of accounts payable into 1,300,000 shares of Class A common stock.

During the six months ended June 30, 2010 the Company issued 4,000,000 shares of Class A common stock with a fair value $11,570 for services.

c)           Class B Common Stock

As of June 30, 2010, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share and 115,025 shares issued and outstanding.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that iVoice Technology, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. No shares were issued during the six months ended June 30, 2010.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 11   Capital Stock (continued)

d)           Class C Common Stock

As of June 30, 2010, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of June 30, 2010, no shares were issued or outstanding.

Note 12   Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of June 30, 2010.

Note 13   Fair Value Measurements

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 13   Fair Value Measurements (continued)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2010 and December 31, 2009. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 13   Fair Value Measurements (continued)

June 30, 2010	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Total Liabilities	$-	$-	$-	$-

December 31, 2009	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Derivative liabilities	-	1,254,567	-	1,254,567
Total Liabilities	$-	$1,254,567	$-	$1,254,567

Note 14   New Accounting Pronouncements

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

In April, 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method.” ASU 2010-17 amends ASC 605 “Revenue Recognition” to provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The Company does not expect the adoption of ASU 2010-17 to have an effect on the Company’s financial statements.

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

Results of Operations

Total revenues increased $26,466 (87.6%) and $53,836 (119.0%) for the three and six months ended June 30, 2010 to $56,684 and $99,084, respectively, as compared to $30,218 and $45,248 for the same periods in the prior year. This increase is attributed to the growth in sales of our “green” products. The Company continues to evaluate additional products to its product line as well as expanding its distribution channels. Recently, the Company released its new 100% Degradable / Biodegradable Compactor Bags. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Gross profit increased $16,526 (87.4%) and $27,705 (112.1%) for the three and six months ended June 30, 2010 to $35,426 and $52,414, respectively, as compared to $18,900 and $24,709 for the same periods in the prior year as a result of the increased volume for “Green” products.

Total operating expenses increased $9,343 (6.3%) and $7,997 (2.8%) for the three and six months ended June 30, 2010 to $158,536 and $298,313, respectively, as compared to $149,193 and $290,316 for the same periods in the prior year. Lower administrative service expenses were mostly offset by increased selling expenses for the Company’s “green” products.

For the three months ended June 30, 2010, the Company had a loss from operations of $123,110 as compared to a loss from operations of $130,293 for the three months ended June 30, 2009 as a result of the factors discussed above.

Total other income was $13,779 for the three months ended June 30, 2010 as compared to $49,468 for the three months ended June 30, 2009. This decrease in other is primarily attributed to lower income as a result of a recovery of a bad debt that occurred in the three month period ended June 30, 2009. Total other income was $1,513,705 for the six months ended June 30, 2010 as compared to an expense of $641,075 for the six months ended June 30, 2009. This increase in other income is primarily attributed to the gain on the extinguishment of the derivative liability as a result on the conversion to preferred stock.

Net loss for the quarter ended June 30, 2010 was $109,331 as compared to a loss of $80,825 for the quarter ended June 30, 2009. Net income for the six months ended June 30, 2010 was $1,267,806 as compared to a net loss of $906,682 for the six months ended June 30, 2009. The changes were the result of the factors discussed above.

Liquidity and Capital Resources

To date, the Company has incurred substantial losses, and will require financing for working capital to meet its operating obligations.  We anticipate that we will require financing on an ongoing basis for the foreseeable future.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of the Company.  This amount is related to funds loaned to iVoice and is unrelated to the operations of the Company.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at June 30, 2010) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of the Company, par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

During the six ended June 30, 2010, the Company had a net increase in cash of $1,139,460.  The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities. The Company provided $45,766 from operating activities for the six months ended June 30, 2010 as compared using $145,327 in the prior year. The increase in cash from operating activities is primarily the result of cash received from the sale of New Jersey state net operating losses in the amount of $232,491.

Cash flows from investing activities. The Company used $6,306 in investing activities for the purchase of property, plant and equipment for the six months ended June 30, 2010.

Cash provided by financing activities. The Company generated $1,100,00 from financing activities for the six months ended June 30, 2010 as a result of net proceeds from the sales of Series A Convertible Preferred Stock.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2010.

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

Due to the nature of the business and one-time contracts, it is unlikely that one customer will impact revenues in future periods. All revenues for 2010 and 2009 related to the Company’s IVR operations were derived from annual maintenance and support agreements.

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

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were not effective for the following reasons:

a)           The Company has limited segregation of duties amongst the its employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

b)           The Company's has a limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

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

Part II.  Other Information

Item 5.    Other Information

(a)
Section 1 - Registrant's Business and Operations
Item 1.01 Entry into a Material Definitive Agreement..

On June 15, 2010, the Company entered into Amendment No. 9 (the “Amendment”)  to the Employment Agreement by and between Jerome Mahoney and the Company amending the Employment Agreement originally dated August 1, 2004.  The Amendment that became effective July 1, 2010 provided for the fixed compensation referenced in Section 4(a) of the Employment Agreement to be revised and fixed at One Hundred and Ninety-five Thousand Dollars ($195,000).

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

Item 6.    Exhibits

10.1	Amendment No. 9 to the Employment Agreement between Jerome Mahoney and B Green Innovations, Inc. dated June 15, 2010.

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14 under the Securities Exchange Act.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

B GREEN INNOVATIONS, INC.

Date: August 6, 2010	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, Chief Executive Officer and Chief Financial Officer

INDEX OF EXHIBITS

10.1	Amendment No. 9 to the Employment Agreement between Jerome Mahoney and B Green Innovations, Inc. dated June 15, 2010.

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14 under the Securities Exchange Act.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.