Form 10-K/A
period 2009-12-31
B Green Innovations, Inc.
filed 2010-11-16
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 (Amendment No.1)

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

Explanatory Note

This amendment is being filed in order to:  (i) modify the audit report of Bagell, Josephs, Levine & Company, LLC contained herein, (ii) correct the proper name order for our independent registered public accounting firm, (iii) incorporate the Segment Data footnote and amend the description of our business to reflect the modification of the Segment Data footnote and (iv) to reverse accrued dividends which have not been declared.  No other change has been made, and the information contained in this Report has not been updated.  For more current information regarding the Company, readers should refer to the more recent reports filed by the Company with the Securities and Exchange Commission.

PART I
Item 1. Business	4

PART IV
Item 15. Exhibits and Financial Statement Schedules	11
Signatures	12

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

Our principal office is located at 750 Highway 34, Matawan, New Jersey 07747. Our telephone number is (732) 441-7700 . Our company website is located at www.bgreeninnovations.com.

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

PRODUCTS AND SERVICES

In 2006 the Environmental Protection Agency (“EPA”) became involved, publishing a guidebook called “Scrap Tire Cleanup” in which it noted that large scrap tire stockpiles present a risk to human health and the environment for several reasons. It noted that, “They provide an ideal breeding ground for mosquitoes, which carry and transmit life-threatening diseases, such as encephalitis, West Nile and Eastern equine virus, and dengue fever in some regions. Stockpiles can also catch on fire as a result of lightning strikes, equipment malfunctions or arson. The longer the stockpile continues unabated, the more likely it is to catch fire, some experts no longer consider it a question of if a stockpile will catch fire, but when it will burn.”

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

SEGMENT DATA

The Company has determined it has two reportable segments – “green” technology products and support of Interactive Voice Response (“IVR”) software. There are no inter-segment revenues.  Please see Note 16 to the Financial Statements filed herein.

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

In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Financial Statements appear after the Signature page.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

B Green Innovations Inc.

Dated: November 16, 2010	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:              /s/Jerome Mahoney                                                                                  Dated:              November 16, 2010
Jerome Mahoney
President
Chief Executive Officer
Chief Financial Officer
Director

By:              /s/Frank Esser                                                                                            Dated:              November 16, 2010
Frank Esser
Director

B GREEN INNOVATIONS, INC.

RESTATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

B GREEN INNOVATIONS, INC.

RESTATED FINANCIAL STATEMENTS

CONTENTS

Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM-
Rosenberg, Rich, Baker, Berman & Company	15
Bagell, Josephs, Levine & Company, LLC	16

FINANCIAL STATEMENTS

Restated Balance Sheets	17

Restated Statements of Operations	18

Restated Statements of Changes in Stockholders' Deficit	19

Restated Statements of Cash Flows	20-22

Restated Notes to Financial Statements	23-47

Rosenberg , Rich, Baker, Berman & Company
265 Davidson Avenue, Somerset, NJ 08873
Tel: 908-231-1000 Fax: 908-231-6894

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
B Green Innovations, Inc. (f/k/a iVoice Technology, Inc.)
Matawan, New Jersey

We have audited the accompanying balance sheet of B Green Innovations, Inc. as of December 31, 2009, and the related statement of operations, changes in stockholders' deficit, and cash flow for the year ended December 31, 2009.  B Green Innovations, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of B Green Innovations, Inc as of December 31, 2008 and for the year then ended (before restated for the matter discussed in Note 18 to the financial statements) were audited by other auditors whose report dated March 14, 2009 expressed an unqualified opinion on those financial statements.

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

As more fully described in Note 18, the 2009 financial statements have been restated.

As discussed above, the consolidated financial statements of B Green Innovations, Inc. as of December 31, 2008, and for the year then ended were audited by other auditors. As described in Note 18, these financial statements have been restated. We audited the adjustments described in Note 18 that were applied to restate the 2008 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2008 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express or any other form of assurance on the 2008 financial statements taken as a whole.

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

Rosenberg, Rich, Baker, Berman and Company
Somerset, New Jersey
March 19, 2010, except for Note 18 as to which the date is November 16, 2010

Bagell, Josephs, Levine & Company, LLC
406 Lippincott Drive, Marlton, NJ 08053
Tel: 856-355-5900; Fax: 856-396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
B Green Innovations, Inc. (f/k/a iVoice Technology, Inc.)
Matawan, New Jersey

We have audited before the effects of the adjustments for the correction of the error described in Note 18, the consolidated balance sheet of B Green Innovations, Inc. (“Company”), as of December 31, 2008 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the error described in Note 18, the 2008 consolidated financial statements present fairly, in all material respects, the consolidated financial position of B Green Innovations, Inc., as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 18 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by the Rosenberg, Rich, Baker, Berman & Company.

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

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053
March 14, 2009

B GREEN INNOVATONS, INC.
RESTATED BALANCE SHEETS
DECEMBER 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$190,350	$460,869
Accounts receivable, net of allowance for doubtful accounts of $12,083	6,188	-
Inventories	-	6,246
Note receivable, net of allowance of $25,017 at December 31, 2008	-	-
Prepaid expenses and other current assets	17,542	6,615
Total current assets	214,080	473,730

Property, plant and equipment, net	33,554	17,313
Intangible assets	59,934	54,540
Total assets	$307,568	$545,583

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$593,201	$455,632
Due to related parties	420,708	351,287
Deferred maintenance contracts	2,210	9,407
Notes payable to related parties	3,003	141,708
Convertible promissory note, net of unamortized debt discount of $-0- and $91,869 at December 31, 2009 and 2008, respectively	112,058	15,953
Derivative liabilities	1,254,567	133,212
Total current liabilities	2,385,747	1,107,199

Commitments and Contingencies

Stockholders' deficit:
Preferred stock, par value $1.00; authorized 1,000,000 shares; 10,000 shares designated as follows; 990,000 shares available for further designation
Series A 10% Secured Preferred Stock; $1,000 stated value; Authorized 10,000 shares; 1,444.44 shares issued and outstanding	1,444,444	1,444,444
Common stock:
Class A Common Stock– no par value; authorized 10,000,000,000 shares; 600,309,870 shares issued and 599,115,387 outstanding and 1,194,483 in escrow at December 31, 2009; 486,835,870 shares issued and 485,641,387 outstanding, and 1,194,483 in escrow at December 31, 2008;	1,074,736	915,166
Class B Common Stock - $.01 par value; authorized 50,000,000 shares; 115,025 shares issued and outstanding at December 31, 2009; no shares issued and outstanding at December 31, 2008.	1,150	-
Class C Common Stock - $.01 par value; authorized 20,000,000 Shares; no shares issued and outstanding	-	-
Additional paid-in capital	7,443,646	6,899,510
Additional paid-in capital – beneficial conversion	1,444,444	1,444,444
Accumulated deficit	(13,486,599)	(11,265,180)
Total stockholders' deficit	(2,078,179)	(561,616)
Total liabilities and stockholders' deficit	$307,568	$545,583

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC .
RESTATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2009	December 31, 2008

Net sales	$108,120	$46,773
Cost of sales	46,594	746

Gross profit	61,526	46,027

Operating expenses:
Selling, general and administrative expenses	596,002	544,272
Total operating expenses	596,002	544,272

Loss from operations	(534,476)	(498,245)

Other income (expense):
Interest income	2,901	13,902
Interest expense	(573,312)	(164,736)
Amortization of debt discount	(94,670)	(715,891)
Redemption premium	-	(85,922)
Other income	25,504	82,017
Gain (loss) on valuation of derivative	(1,047,366)	1,253,863
Total other income (expense)	(1,686,943)	383,233

Loss from operations before income taxes	(2,221,419)	(115,012)

Provision for income taxes	-	-

Net loss	(2,221,419)	(115,012)

Preferred stock accretion	-	1,444,444

Net loss attributable to common shareholders	$(2,221,419)	$(1,599,456)
Basic and diluted loss to per common share	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and diluted	542,134,390	440,330,597

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
RESTATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

	Series A Preferred Stock		Common Stock A		Common Stock B		Additional Paid-In Capital – Beneficial Conversion	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2008	-	$-	168,847,878	$506,286	-	$-	$-	$7,057,606	$(9,705,724)	$(2,141,832)
Issuance of common stock pursuant to terms of the Equity Line of Credit	-	-	89,039,944	102,835			-	(13,652)	-	89,183
Common stock issued for conversion of convertible debenture	-	-	87,653,565	118,283			-	-	-	118,283
Common stock issued for repayment of related party note payable	-	-	46,500,000	82,150			-	-	-	82,150
Common stock issued for conversion of convertible promissory note	-	-	42,000,000	45,720			-	-	-	45,720
Common stock issued for services received	-	-	51,600,000	59,892			-	-	-	59,892
Issuance of Series A Preferred Stock for cash	1,444.44	1,444,444	-	-			-	(144,444)	-	1,300,000
Beneficial conversion on preferred stock	-	-	-	-			1,444,444		(1,444,444)	-
Net loss for the year ended December, 31, 2008	-	-	-	-			-	-	(115,012)	(115,012)
Balance at December 31, 2008	1,444.44	$1,444,444	485,641,387	$915,166	-	$-	$1,444,444	$6,899,510	$(11,265,180)	$(561,616)

Common stock issued for repayment of related party note payable	-	-	74,000,000	140,000			-	-	-	140,000
Common stock issued for conversion of convertible promissory note	-	-	16,724,000	5,351			-	-	-	5,351
Common stock – Class B issued for related party note payable	-	-	-	-	115,025	1,150	-	478,121	-	479,271
Common stock issued for services received	-	-	22,750,000	14,219			-	-	-	14,219
Extinguishment of debt– related party	-	-	-	-			-	66,015	-	66,015
Net loss for the year ended December, 31, 2009	-	-	-	-			-	-	(2,221,419)	(2,221,419)
Balance at December 31, 2009	1,444.44	$1,444,444	599,115,387	$1,074,736	115,025	$1,150	$1,444,444	$7,443,646	$(13,486,599)	$(2,078,179)

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
RESTATED STATEMENTS OF CASH FLOWS  FOR THE YEARS ENDED DECEMBER 31,

	2009	2008
Cash flows from operating activities:
Net loss	$(2,221,419)	$(115,012)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	9,262	854
(Gain) loss on valuation of derivative	1,047,366	(1,253,863)
Amortization of discount on debt	94,670	715,891
Beneficial conversion incurred in debt reduction	554,555	62,470
Beneficial conversion incurred in conversion of debenture	-	54,063
Common stock issued for investor relations	14,219	24,192
Common stock issued for consulting fees	-	35,700
Changes in certain assets and liabilities:
(Increase) decrease in accounts receivable	(6,188)	9,905
Decrease (increase) in inventories	6,246	(6,246)
Increase in prepaid expenses and other assets	(10,927)	(2,208)
Increase in accounts payable and accrued expenses	184,867	156,250
Increase in due to related parties	69,421	43,085
Decrease in deferred maintenance contracts	(7,197)	(4,690)
Net cash (used in) operating activities	(265,125)	(279,609)

Cash flows from investing activities:
Purchase of intangible assets	(5,394)	(54,540)
Purchases of equipment	-	(17,370)
Net cash (used in) investing activities	(5,394)	(71,910)

Cash flows from financing activities:
Issuance of common stock through equity financing	-	89,183
Net proceeds from sale of Series A Preferred Stock	-	1,300,000
Payment of convertible debenture	-	(759,372)
Net cash provided by financing activities	-	629,811

Net (decrease) increase in cash and cash equivalents	(270,519)	278,292
Cash and cash equivalents, beginning of year	460,869	182,577

Cash and cash equivalents, end of year	$190,350	$460,869

Supplemental Schedule of Cash Flow Information::
During the year, cash was paid for the following:
Income taxes	$-	$-
Interest	$-	$50,072

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accounts payable converted into convertible promissory notes	$37,613	$121,262
Accrued expenses converted into convertible debenture	$37,989	$186,557
Equipment received in lieu of payment of note receivable	$25,503	$-
Convertible promissory note converted into common stock	$5,352	$13,440
Convertible debenture converted into common stock	$-	$109,940
Promissory note converted into common stock	$138,705	$19,600
Forgiveness of convertible debt from related party	$66,015	$-

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
RESTATED STATEMENTS OF CASH FLOWS

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

d) The Company had a convertible note in the amount of $66,015 due to a related party that was forgiven during the year.

e) The Company received equipment valued at approximately $25,503 in lieu of payment of a note receivable which was previously written-off.

f) The Company issued 115,025 shares of Class B common stock to an individual to reduce a promissory note in the amount of $115,025. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $364,246.

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
RESTATED STATEMENTS OF CASH FLOWS
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

g) The Company recognized $1,444,444 of preferred stock accretion in the statements of operations as a result of the conversion features of the preferred stock issued (See Note 11).

h) The Company issued 21,600,000 shares of Class A common stock with a fair value of $24,192 to an individual for repayment of investor relations expenses.

i) The Company issued 30,000,000 shares of Class A common stock with a fair value of $35,700 to two individuals for repayment of consulting fees.

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m)     Loss per Share (continued)

The computation of EPS is as follows:

	December 31, 2009	December 31, 2008
Basic and diluted net loss per share attributable t o common shareholders computation:
Net loss attributable to common stockholders	$(2,221,419)	$(1,599,456)
Weighted-average common shares outstanding	542,134,390	440,330,597
Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(0.00)

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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
NOTE 5 – NOTE RECEIVABLE (continued)

On May 21, 2009, the Company entered into a Stipulation of Settlement with Atire and Williams whereby Atire agreed to transfer to the Company all of its rights, title and interest in various assets of Atire (the “Assets”). These assets include various machinery and supplies used in the fabrication of products from recycled tire rubber. The Company has valued these assets at $25,503, the amount of the note receivable previously written-off.

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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 -  CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITY (continued)

Debenture of $572,815, accrued interest of $32,284, and a redemption premium of $85,922. The Debenture was amended to change amount to $186,557 with a due date of March 14, 2009. The Debenture shall accrue interest at the rate of 15% per annum, and shall be convertible at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock during the 30 trading days immediately preceding the conversion date. No conversions can be made prior to November 1, 2008.

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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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

Of the 1,000,000 shares of Preferred Stock, 10,000 shares are designated Series A 10% Secured Preferred Stock, par value $1.00 per share, with a stated value of $1,000. Holders of our shares of Series A preferred stock are entitled to receive cumulative dividends payable in preference and before any declaration or payment of any dividend on common stock as may from time to time be declared by the board of directors out of funds legally available for that purpose at the rate of 10% of the original purchase price of such shares of preferred stock.  As of December 31, 2009 and 2008, dividends in arrears on Series A Secured Preferred Stock amounted to $260,791 and $117,562, respectively. No dividends may be made with respect to our common stock until all declared dividends on the preferred stock have been paid or set aside for payment to the preferred stock holders. The stated value is used for calculation of dividends and liquidation preferences. On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Secured Preferred Stock to iVoice, Inc. for $1,444,444. With consent of the holders of the Series A Preferred Stock, on March 5, 2009, the Company amended its Certificate of Incorporation and amended the rights of the Series A Preferred by: (i) eliminating all voting rights for the Series A Preferred Stock and (ii) eliminating the conversion feature of the Series A Preferred Stock.

As of December 31, 2009 and 2008, 1,444.44 shares of Series A 10% Secured Preferred Stock are issued and outstanding.

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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
RESTATED NOTES TO FINANCIAL STATEMENTS
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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 16 – SEGMENT DATA

FASB ASC 280, “Disclosures about Segments of an Enterprise and related information”, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s President and Chief Executive Officer) in making decisions on how to allocate resources and assess performance. In accordance with FASB ASC 280 the Company has determined it has two reportable segments – “green” technology products, and support of Interactive Voice Response (“IVR”) software. There are no inter-segment revenues.

The Company is organized primarily on the basis of its “green” technology products. The “green” technology segment is dedicated to the development, manufacture, and distribution of “green” products, focusing on acquiring and identifying promising technologies that address environmental issues. The Company also continues to support its IVR business. The Company currently has no plans to engage in future research and development, to launch any additional versions of the IVR software or other products, or to continue to market this product.

Management evaluates the performance of its segments by allocating resources to them based on gross margin. The Company’s general and administrative costs are not segment specific. As a result, all operating expenses are not managed on a segment basis. Most costs are related to the “green” technology segment. Costs associated with its IVR business are specifically allocated at the gross profit level. Segment assets include accounts receivable and inventory.

The table below presents information about reportable segments for the years ended December 31, 2009 and 2008.

2009
	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$73,377	$34,743	$-	$108,120
Cost of sales	46,594	-	-	46,594
Gross profit	26,783	34,743	-	61,526

General and administrative	-	-	596,002	596,002
Interest, net	-	-	570,411	570,411
Amortization of debt discount	-	-	94,670	94,670
Loss on valuation of derivative	-	-	1,047,366	1,047,366
Other income	-	-	(25,504)	(25,504)
	-	-	2,282,945	2,282,945

Income (loss) before taxes	$26,783	$34,743	$(2,282,945)	$(2,221,419)

Segment assets	$6,188	-	$301,380	$307,568

2008
	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$1,073	$45,700	$-	$46,773
Cost of sales	746	-	-	746
Gross profit	327	45,700	-	46,027

General and administrative	-	-	544,272	544,272
Interest, net	-	-	150,834	150,834
Amortization of debt discount	-	-	715,891	715,891
Gain on valuation of derivative	-	-	(1,253,863)	(1,253,863)
Redemption premium	-	-	85,922	85,922
Other income	-	-	(82,017)	(82,017)
	-	-	161,039	161,039

Income (loss) before taxes	$327	$45,700	$(161,039)	$(115,012)

Segment assets	$6,246	-	$539,337	$545,583

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 17 – SUBSEQUENT EVENTS

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

NOTE 18 – RESTATEMENTS

This amendment is being filed in order to:  (i) modify the audit report of Bagell, Josephs, Levine & Company, LLC contained herein, (ii) correct the proper name order for our independent registered public accounting firm, (iii) incorporate the Segment Data footnote and amend the description of our business to reflect the modification of the Segment Data footnote and (iv) to reverse accrued dividends which have not been declared.  No other change has been made, and the information contained in this Report has not been updated.  For more current information regarding the Company, readers should refer to the more recent reports filed by the Company with the Securities and Exchange Commission.

The following table summarizes the changes:

Balance Sheets as December 31,

	2009 As Reported	2009 As Restated	2008 As Reported	2008 As Restated

Total Assets	$307,568	$307,568	$545,583	$545,583

Total Liabilities	2,646,538	2,385,747	1,224,761	1,107,199
Stockholders’ Deficit	(2,338,970)	(2,078,179)	(679,178)	(561,616)
Total Liabilities & Stockholders’ Deficit	$307,568	$307,568	$545,583	$545,583

Statements of Operations for the Years Ended December 31,

	2009 As Reported	2009 As Restated	2008 As Reported	2008 As Restated

Net Loss	$(2,221,419)	$(2,221,419)	$(115,012)	$(115,012)

Net Loss Attributable to Common Shareholders	$(2,364,648)	$(2,221,419)	$(1,677,018)	$(1,599,456)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

* Attached herein