Form 10-Q/A
period 2010-03-31
B Green Innovations, Inc.
filed 2010-11-16
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

EXPLANATORY NOTE
This amendment is being filed in order to incorporate the Segment Data footnote and to reverse accrued dividends which have not been declared.  No other change has been made, and the information contained in this Report has not been updated.  For more current information regarding the Company, readers should refer to the more recent reports filed by the Company with the Securities and Exchange Commission.

B GREEN INNOVATIONS, INC.

Item 1 .             Condensed Financial Statements (Unaudited)
B GREEN INNOVATIONS, INC.
  RESTATED CONDENSED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$1,421,186	$190,350
Accounts receivable, net of allowance for doubtful accounts of $12,083 at March 31, 2010 and December 31, 2009	10,246	6,188
Inventories	-	-
Prepaid expenses and other current assets	33,364	17,542
Total current assets	1,464,796	214,080

Property, Plant and Equipment, net	30,831	33,554
Other assets	59,934	59,934

Total assets	$1,555,561	$307,568

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$608,981	$593,201
Due to related parties	424,855	420,708
Deferred maintenance contracts	998	2,210
Notes payable to related parties	3,003	3,003
Convertible promissory note, net of unamortized debt discount of $-0- at December 31, 2009	-	112,058
Derivative liabilities	-	1,254,567
Total current liabilities	1,037,837	2,385,747

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 10,000 shares designated as follows; 990,000 available for further designation
Series A 3% Secured Preferred Stock; $1,000 stated value, authorized authorized 10,000 shares; 2,663.44 shares issued and outstanding at March 31, 2010 and 1,444.44 shares issued and outstanding at December 31, 2009	2,663,210	1,444,444
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 600,309,870 shares issued and 599,115,387 outstanding and 1 ,194,483 in escrow at March 31, 2010 and December 31, 2009	1,074,736	1,074,736
Class B - $.01 par value; authorized 50,000,000 shares; 115,025 shares issued and outstanding at March 31, 2010 and December 31, 2009	1,150	1,150
Class C - $.01 par value; authorized 20,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	7,443,646	7,443,646
Additional paid-in capital – beneficial conversion	1,444,444	1,444,444
Accumulated deficit	(12,109,462)	(13,486,599)
Total stockholders' deficit	517,724	(2,078,179)
Total liabilities and stockholders' deficit	$1,555,561	$307,568

See accompanying notes to condensed consolidated financial statements

B GREEN INNOVATIONS, INC.
RESTATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

Net sales	$42,400	$15,030

Cost of sales	25,412	9,221

Gross profit	16,988	5,809

Operating expenses:
General and administrative expenses	139,777	141,123
Total operating expenses	139,777	141,123

Loss from operations	(122,789)	(135,314)

Other income (expense):
Interest income	821	1,023
Interest expense	(2,953)	(10,656)
Other income	247,491	-
Amortization of debt discount	-	(14,033)
Gain from extinguishment of derivative	1,636,695	-
Loss on valuation of derivative	(382,128)	(666,877)

Total other income (expense)	1,499,926	(690,543)

Income (loss) from operations before income taxes	1,377,137	(825,857)

Provision for income taxes	-	-

Net income (loss)	$1,377,137	$(825,857)

Basic income (loss) per common share	$0.00	$0.00
Diluted income (loss) per common share	$0.00	$0.00

Weighted average shares outstanding:
Basic	599,115,387	509,325,787
Diluted	3,563,817,753	509,325,787

See accompanying notes to condensed consolidated financial statements.

B GREEN INNOVATIONS, INC.
 RESTATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income (loss)	$1,377,137	$(825,857)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Depreciation	2,723	2,122
(Gain) loss on valuation of derivative	328,128	666,877
Amortization of discount on debt	-	14,033
Issuance of common stock for services	-	14,219
Gain on extinguishment of derivative liability	(1,636,695)	-
Beneficial conversion incurred in conversion of debenture	-	-
Beneficial conversion incurred in conversion of promissory note	-	5,100

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(4,058)	(1,151)
Decrease in inventories	-	797
Decrease (increase) in prepaid expenses	(15,822)	323
Increase in other assets	-	(1,285)
Increase in accounts payable and accrued liabilities	22,488	51,574
Increase in amounts due to related parties	4,147	10,901
Increase in deferred maintenance contracts	(1,212)	3,564
Net cash provided by (used in) operating activities	130,836	(58,783)

Cash flows from financing activities:
Issuance of common stock through equity financing	-	-
Net proceeds from sale of Series A Preferred Stock	1,100,000	-
Payment to potential merger partner	-	-
Payment of convertible debenture	-	-
Net cash provided by financing activities	1,100,000	-

Net increase (decrease) in cash and cash equivalents	1,230,836	(58,783)
Cash and cash equivalents at beginning of period	190,350	460,869
Cash and cash equivalents at end of period	$1,421,186	$402,086

Supplemental Disclosure of Cash Flow Information:
During the period, cash was paid for the following:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements

B GREEN INNOVATIONS, INC.
 RESTATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the Three Months Ended March 31, 2010:

a) The Company 119 shares of Series A Preferred Stock in exchange for $118,766 Convertible Promissory Notes to iVoice, Inc.

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

B GREEN INNOVATIONS, INC
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENT
March 31, 2010 and 2009

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

Recently, the Company released its new 100% Degradable / Biodegradable Compactor Bags. These bags include Oxo-Biodegradable additive using the latest technology that supports the 3 R’s of Packaging Reduce, Reuse, Recycle and provides a fourth R, Remove. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil. These Oxo-Biodegradeable plastic

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009
Note 2                     Business Operations (continued)

products are scientifically proven to be non toxic and are FDA compliant, meaning they are safe for food packaging applications and have been awarded approved food film contact "no migration" status. Regular plastic bags can take up 100 years to break down causing plastic pollution and harm to both domestic and wild life. Standard plastics are filling our landfills and greatly impacting our planet. Plastics incorporating this additive in the presence of oxygen disappear when exposed to UV light or thermal heat. Our product is designed to allow plastics to degrade like a leaf, slowly yielding CO2 (which through photosynthesis becomes oxygen), water, bio-waste, and mineral salts that condition the soil in the process.

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

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

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$1,377,137	$(825,857)
Weighted-average common shares outstanding	599,115,387	509,325,787
Basic net income (loss) per share attributable to common Stockholders	$0.00	$0.00
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$1,377,137	$(825,857)
Weighted-average common shares outstanding	599,115,387	509,325,787
Incremental shares attributable to the common stock equivalents	2,964,702,366	-
Total adjusted weighted-average shares	3,563,817,753	509,325,787
Diluted net income (loss) per share attributable to common Stockholders	$0.00	$0.00

Note 6                      Intangible Assets

Other consists of patents pending in the amount of $59,934 for the periods ended March 31, 2010 and December 31, 2009. There was no amortization expense for the three months ended March 31, 2010 and 2009, respectively.

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

Note 7                      Related Party Transactions (continued)

T he Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of iVoice Technology.  This amount is related to funds loaned to iVoice and is unrelated to the operations of iVoice Technology.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at March 31, 2010) on the unpaid balance until paid. Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the owest issue price of Class A Common Stock since the first advance of funds under this Note ($0.00032 at March 31, 2010), or (iii) payment of the principal of this Note, before any repayment of interest.

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009
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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

Note 8                      Convertible Promissory Note and Derivative Liability (continued)

As of October 1, 2010 iVoice, Inc. suspended all charges for the Administrative Service Agreement (see Note 7). At this time the balance of the convertible promissory note was $112,058.

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

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

Of the 1,000,000 shares of Preferred Stock, 10,000 shares are designated Series A 3% Preferred Stock, par value $1.00 per share, with a stated value of $1,000 (the “Series A Preferred Stock”). The stated value is used for calculation of dividends and liquidation preferences. On March 12, 2008, the Company sold 1,444 shares of Series A 3% Preferred Stock to iVoice, Inc. for $1,444,444.   As of March 31, 2010 and December 31, 2009, dividends in arrears on Series A Secured Preferred Stock amounted to $286,925 and $260,791, respectively. With consent of the holders of the Series A Preferred Stock, on March 6, 2009, the Company amended its Certificate of Incorporation and amended the rights of the Series A Preferred by: (i) eliminating all voting rights for the Series A Preferred Stock and (ii) eliminating the conversion feature of the Series A Preferred Stock

In February 2010, the Company filed with the State of New Jersey an Amendment to the Certificate that revised the rights of the holders of the Company’s Series A 3% Secured Convertible Preferred Stock. The revisions included:

a.	The preferred stock will be referred to in the Company’s Certificate of Incorporation as: “Series A 3% Preferred Stock”.
b.	The holders of the preferred stock will have a new dividend rate of 3%.
c.	The holders of the Series A 3% Preferred Stock shall have no voting rights.

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

Note 13     Segment Data

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

The table below presents information about reportable segments for the periods ended March 31, 2010 and 2009.

March 31, 2010
	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$41,189	$1,211	$-	$42,400
Cost of sales	25,412	-	-	25,412
Gross profit	15,777	1,211	-	16,988

General and administrative	-	-	139,777	139,777
Interest, net	-	-	2,132	2,132
Amortization of debt discount	-	-	-	-
Loss on valuation of derivative	-	-	382,128	382,128
Gain on extinguishment of derivative	-	-	(1,636,695)	(1,636,695)
Other income	-	-	(247,491)	(247,491)
	-	-	(1,360,149)	(1,360,149)

Income (loss) before taxes	$15,777	$1,211	$1,360,149	$1,377,137

March 31, 2009
	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$5,244	$9,786	$-	$15,030
Cost of sales	9,221	-	-	9,221
Gross profit	(3,977)	9,786	-	5,809

General and administrative	-	-	141,123	141,123
Interest, net	-	-	9,633	9,633
Amortization of debt discount	-	-	14,033	14,033
Loss on valuation of derivative	-	-	666,877	666,877
			831,666	831,666

Income (loss) before taxes	$(3,977)	$9,786	$(831,666)	$(825,857)

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

Note 15                    Subsequent Events

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2010 and 2009

Note 15                    Subsequent Events (continued)

v.
The holder may elect payment of the principal and/or interest at the Holder’s sole discretion, owed pursuant to this Note by requiring the Maker to issue to the Holder, or his assigns either: (i) one Class B common stock share of the Maker, no par value per share, for each dollar owed, (ii) the number of Class A common stock shares of the Maker calculated by dividing (x) the sum of the principal and interest that the Holder has decided to have paid by (y) fifty percent (50%) of the lowest issue price of Class A common stock, or (iii), exchange the iVoice Market value by the Series A Initial Value, as defined in the Company’s Certificate of Incorporation. The Holder may elect payment of the principal of this Note, before any repayment of interest.

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

Note 16                    Restatements

This amendment is being filed in order to incorporate the Segment Data footnote and to reverse accrued dividends which have not been declared.  No other change has been made, and the information contained in this Report has not been updated.  For more current information regarding the Company, readers should refer to the more recent reports filed by the Company with the Securities and Exchange Commission.

The following table summarizes the changes:

Balance Sheets as of :

	March 31, 2010 As Reported	March 31, 2010 As Restated	December 31, 2009 As Reported	December 31, 2009 As Restated

Total Assets	$1,555,561	$1,555,561	$307,568	$307,568

Total Liabilities	1,324,762	1,037,837	2,646,538	2,385,747
Stockholders’ Deficit	230,799	517,724	(2,338,970)	(2,078,179)
Total Liabilities & Stockholders’ Deficit	$1,555,561	$1,555,561	$307,568	$307,568

Statements of Operations for the Three Months Ended

	March 31, 2010 As Reported	March 31, 2010 As Restated	March 31, 2009 As Reported	March 31, 2009 As Restated

Net Loss	$1,377,137	$1,377,137	$(825,857)	$(825,857)

Net Loss Attributable to Common Shareholders	$1,351,003	$1,377,137	$(861,968)	$(825,857)

Basic and diluted loss per common share	$0.00	$0.00	$(0.00)	$(0.00)

Part II.  Other Information

Item 6.                      Exhibits

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report on Form10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

B GREEN INNOVATIONS, INC.

Company Name

Date: November 16, 2010	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.