Form 10-Q/A
period 2010-06-30
B Green Innovations, Inc.
filed 2010-11-16
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
  (Amendment No.1)

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

B GREEN INNOVATIONS, INC

Item 1.  Financial Statements

B GREEN INNOVATIONS, INC.
RESTATED CONDENSED BALANCE SHEETS

	June 30.	December 31,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$1,329,810	$190,350
Accounts receivable, net of allowance for doubtful accounts of $-0- At June 30, 2010 and December 31, 2009	17,615	6,188
Inventories	3,837	-
Note receivable	30,000	-
Prepaid expenses and other current assets	17,767	17,542
Total current assets	1,399,029	214,080

Property, plant and equipment, net	34,415	33,554
Intangible assets	59,934	59,934

Total assets	$1,493,378	$307,568

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$632,396	$593,201
Due to related parties	430,810	420,708
Deferred maintenance contracts	3,206	2,210
Notes payable to related parties	3,003	3,003
Convertible promissory note	-	112,058
Derivative liabilities	-	1,254,567
Total current liabilities	1,069,415	2,385,747

Stockholders' equity (deficit):
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 10,000 shares designated as follows; 990,000 available for further designation
Series A 3% Secured Preferred Stock; $1,000 stated value, 10,000 shares authorized; 2,663 shares issued and outstanding at at June 30, 2010 and 1,444 shares issued and outstanding at December 31, 2009	2,663,210	1,444,444
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 605,609,870 shares issued and 604,415,387 outstanding and 1,194,483 in escrow at June 30, 2010 and 600,309,870 shares issued 599,115,387 outstanding and 1,194,483 in escrow at December 31, 2009	1,090,306	1,074,736
Class B - $.01 par value; authorized 50,000,000 shares; 115,025 shares issued and outstanding at June 30, 2010 and December 31, 2009	1,150	1,150
Class C - $.01 par value; authorized 20,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	7,443,646	7,443,646
Additional paid-in capital – beneficial conversion	1,444,444	1,444,444
Accumulated deficit	(12,218,793)	(13,486,599)
Total stockholders' equity (deficit)	423,963	(2,078,179)
Total liabilities and stockholders' equity (deficit)	$1,493,378	$307,568

See accompanying notes to condensed consolidated financial statements

B GREEN INNOVATIONS, INC .
RESTATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net sales	$56,684	$30,218	$99,084	$45,248

Cost of sales	21,258	11,318	46,670	20,539

Gross profit	35,426	18,900	52,414	24,709

Operating expenses:
General and administrative expenses	158,536	149,193	298,313	290,316

Total operating expenses	158,536	149,193	298,313	290,316

Loss from operations	(123,110)	(130,293)	(245,899)	(265,607)

Other income (expense):
Interest income	1,833	803	2,654	1,826
Interest expense	(3,054)	(5,948)	(6,007)	(16,604)
Other income	15,000	50,000	262,491	50,000
Amortization of debt discount	-	(12,077)	-	(26,110)
Gain from extinguishment of derivative	-	-	1,636,695	-
(Loss) gain on valuation of derivative	-	16,690	(382,128)	(650,187)

Total other income (expense)	13,779	49,468	1,513,705	(641,075)

Income (loss) from operations before provision for income taxes	(109,331)	(80,825)	1,267,806	(906,682)

Provision for income taxes	-	-	-	-
Net income (loss)	$(109,331)	$(80,825)	$1,267,806	$(906,682)

Basic income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding
Basic	602,125,277	525,115,387	600,628,647	517,264,205
Diluted	602,125,277	525,115,387	2,979,914,773	517,264,205

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

B GREEN INNOVATIONS, INC.
RESTATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the Six Months Ended June 30, 2010:

a) During the six months ended June 30, 2010 the Company converted $4,000 of accounts payable into 1,300,000 shares of Class A common stock.

b) During the six months ended June 30, 2010 the Company issued 4,000,000 shares of Class A common stock with a fair value $11,570 for services.

c) The Company issued 119 shares of Series A Preferred Stock in exchange for $112,058 Convertible Promissory Note and accrued interest of $6,708 to iVoice, Inc.

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

d) The Company received equipment valued at approximately $50,000 in lieu of payment of note receivable which was previously written-off.

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS
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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 5     Earnings (Loss) Per Share

For the six months ended June 30, 2010 there were 2,339,680,706 average share equivalents which are included in the calculation of diluted earnings per share.  The computation of diluted loss per share for the six months ended June 30, 2009 does not assume conversion, exercise or contingent exercise of warrants, and securities in the amount of 1,293,982,844 shares as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
Basic net income (loss) per share attributable to common shareholders computation:
Net loss attributable to common stockholders	$(109,331)	$(80,825)
Weighted-average common shares outstanding	602,125,277	525,115,387
Basic net loss per share attributable to common Stockholders	$0.00	$0.00
Diluted net income (loss) per share attributable to common shareholders computation
Net loss attributable to common stockholders	$(109,331)	$(80,825)
Weighted-average common shares outstanding	602,125,277	525,115,387
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	602,125,277	525,115,387
Diluted net loss per share attributable to common Stockholders	$(0.00)	$(0.00)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$1,267,806	$(906,682)
Weighted-average common shares outstanding	600,628,647	517,264,205
Basic net income (loss) per share attributable to common Stockholders	$0.00	$0.00
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$1,267,806	$(906,682)
Weighted-average common shares outstanding	600,628,647	517,264,205
Incremental shares attributable to the common stock equivalents	2,379,286,126	-
Total adjusted weighted-average shares	2,979,914,773	517,264,205
Diluted net income (loss) per share attributable to common Stockholders	$0.00	$(0.00)

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
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

Effective November 17, 2009, the Company’s subsidiary at the time and iVoice mutually agreed to terminate and extinguish any obligations between the parties pursuant to the following agreements:

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
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

For the three months ended June 30, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $30,069. No gain or loss was recorded for the three months ended June 30, 2010. For the six months ended June 30, 2010, the Company recorded a loss on Valuation of Derivative in the amount of $382,128 as compared to a Loss on Valuation of Derivative of $421,821 for the six months ended June 30, 2009. The fair value of the embedded conversion was estimated at the February 10, 2010 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.69%; expected dividend yield: 0%: expected life: 5 years; and volatility: 234.66%.

The derivative liability was $-0- and $1,257,567 at June 30, 2010 and December 31, 2009, respectively.

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 9     Convertible Promissory Note and Derivative Liability (continued)

Effective November 17, 2009, the Company’s subsidiary at the time and iVoice mutually agreed to terminate and extinguish any obligations between the parties pursuant to the following agreements:

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

Of the 1,000,000 shares of Preferred Stock, 10,000 shares are designated Series A 10% Preferred Stock, par value $1.00 per share, with a stated value of $1,000 (the “Series A Preferred Stock”). The stated value is used for calculation of dividends and liquidation preferences. On March 12, 2008, the Company sold 1,444.44 shares of Series A 10% Preferred Stock to iVoice, Inc. for $1,444,444.  As of June 30, 2010 and December 31, 2009, dividends in arrears on Series A Secured Preferred Stock amounted to $307,121 and $260,791, respectively. With consent of the holders of the Series A Preferred Stock, on March 6, 2009, the Company amended its Certificate of Incorporation and amended the rights of the Series A Preferred by: (i) eliminating all voting rights for the Series A Preferred Stock and (ii) eliminating the conversion feature of the Series A Preferred Stock

In February 2010, the Company filed with the State of New Jersey an Amendment to the Certificate that revised the rights of the holders of the Company’s Series A 3% Secured Convertible Preferred Stock. The revisions included:

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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
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

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 15 Segment Data

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

The tables below presents information about reportable segments for the three and six months ended June 30, 2010 and 2009.

Six Months Ended June 30, 2010
	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$86,690	$12,394	$-	$99,084
Cost of sales	46,486	184	-	46,670
Gross profit	40,204	12,210	-	52,414

General and administrative	-	-	298,313	298,313
Interest, net	-	-	3,353	3,353
Amortization of debt discount	-	-	-	-
Loss on valuation of derivative	-	-	382,128	382,128
Gain on extinguishment of derivative	-	-	(1,636,695)	(1,636,695)
Other income	-	-	(262,491)	(262,491)
	-	-	(1,215,392)	(1,215,392)

Income (loss) before taxes	$40,204	$12,210	$1,215,392	$1,267,806

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

Note 15 Segment Data (continued)

Six Months Ended June 30, 2009
	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$25,937	$19,311	$-	$42,248
Cost of sales	20,539	-	-	20,539
Gross profit	5,398	19,311	-	24,709

General and administrative	-	-	290,316	290,316
Interest, net	-	-	14,778	14,778
Amortization of debt discount	-	-	26,110	26,110
Loss on valuation of derivative	-	-	650,187	650,187
Other income	-	-	(50,000)	(50,000)
	-	-	931,391	931,391

Income (loss) before taxes	$5,398	$19,311	$(931,391)	$(906,682)

Three Months Ended June 30, 2010
	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$45,501	$11,183	$-	$56,684
Cost of sales	21,074	184	-	21,258
Gross profit	24,427	10,999	-	35,426

General and administrative	-	-	158,536	158,536
Interest, net	-	-	1,221	1,221
Other income	-	-	(15,000)	(15,000)
	-	-	144,757	144,757

Income (loss) before taxes	$24,427	$10,999	$(144,757)	$(109,331)

Three Months Ended June 30, 2009
	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$20,693	$9,525	$-	$30,218
Cost of sales	11,318	-	-	11,318
Gross profit	9,375	9,525	-	18,900

General and administrative	-	-	149,193	158,536
Interest, net	-	-	5,145	1,221
Amortization of debt discount	-	-	12,077	12,077
Gain on valuation of derivative	-	-	(16,690)	(16,690)
Other income	-	-	(50,000)	(50,000)
	-	-	99,725	99,725

Income (loss) before taxes	$9,375	$9,525	$(99,725)	$(80,825)

B GREEN INNOVATIONS, INC.
RESTATED NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
June 30, 2010 and 2009

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

The following table summarizes the changes:

Balance Sheets as of:
	June 30, 2010 As Reported	June 30, 2010 As Restated	December 31, 2009 As Reported	December 31, 2009 As Restated

Total Assets	$1,493,378	$1,493,378	$307,568	$307,568

Total Liabilities	1,376,536	1,069,415	2,646,538	2,385,747
Stockholders’ Deficit	116,842	423,963	(2,338,970)	(2,078,179)
Total Liabilities & Stockholders’ Deficit	$1,493,378	$1,493,378	$307,568	$307,568

Statements of Operations for the Three Months Ended
	June 30, 2010 As Reported		June 30, 2010 As Restated	June 30, 2009 As Reported	June 30, 2009 As Restated

Net Loss		$(109,331)	$(109,331)	$(80,825)	$(80,825)

Net Loss Attributable to Common Shareholders		$(129,527)	$(109,331)	$(117,337)	$(80,825)

Basic and diluted loss per common share	$	(0.00)	$(0.00)	$(0.00)	$(0.00)

Statements of Operations for the Six Months Ended
	June 30, 2010 As Reported	June 30, 2010 As Restated	June 30, 2009 As Reported	June 30, 2009 As Restated

Net Loss	$1,267,806	$1,267,806	$(906,682)	$(906,682)

Net Loss Attributable to Common Shareholders	$1,221,476	$1,267,806	$(979,305)	$(906,682)

Basic and diluted loss per common share	$0.00	$0.00	$(0.00)	$(0.00)

Part II.  Other Information

Item 6.    Exhibits

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14 under the Securities Exchange Act.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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