Form 10-Q
period 2010-09-30
B Green Innovations, Inc.
filed 2010-11-16
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 605,609,870 shares of Class A Common stock, no par value as of November 11, 2010.

B GREEN INNOVATIONS, INC

Part I.  Financial Information

Item 1.     Condensed Financial Statements (Unaudited)
B GREEN INNOVATIONS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS	September 30,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$1,238,344	$190,350
Accounts receivable, net of allowance for doubtful accounts of $-0- At September 30, 2010 and December 31, 2009	16,126	6,188
Inventories	879	-
Note receivable	45,000	-
Prepaid expenses and other current assets	9,643	17,542
Total current assets	1,309,992	214,080

Property, plant and equipment, net	37,998	33,554
Intangible assets	59,934	59,934

Total assets	$1,407,924	$307,568

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$642,702	$593,201
Due to related parties	455,265	420,708
Deferred maintenance contracts	1,000	2,210
Notes payable to related parties	3,003	3,003
Convertible promissory note	-	112,058
Derivative liabilities	-	1,254,567
Total current liabilities	1,101,970	2,385,747

Stockholders' equity (deficit):
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 10,000 shares designated as follows; 990,000 available for further designation
Series A 3% Secured Preferred Stock; $1,000 stated value, 10,000 shares authorized; 2,663 shares issued and outstanding at at September 30, 2010 and 1,444 shares issued and outstanding at December 31, 2009	2,663,210	1,444,444
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 605,609,870 shares issued and 604,415,387 outstanding and 1,194,483 in escrow at September 30, 2010 and 600,309,870 shares issued 599,115,387 0utstanding and 1,194,483 in escrow at December 31, 2009	1,090,306	1,074,736
Class B - $.01 par value; authorized 50,000,000 shares; 115,025 shares issued and outstanding at September 30, 2010 and December 31, 2009	1,150	1,150
Class C - $.01 par value; authorized 20,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	7,443,646	7,443,646
Additional paid-in capital – beneficial conversion	1,444,444	1,444,444
Accumulated deficit	(12,336,802)	(13,486,599)
Total stockholders' equity (deficit)	305,954	(2,078,179)
Total liabilities and stockholders' equity (deficit)	$1,407,924	$307,568

See accompanying notes to condensed consolidated financial statements.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net sales	$43,913	$28,721	$142,997	$73,969

Cost of sales	22,287	13,934	68,957	34,473

Gross profit	21,626	14,787	74,040	39,496

Operating expenses:
Selling, general and administrative Expenses	153,389	129,060	451,702	419,376

Total operating expenses	153,389	129,060	451,702	419,376

Loss from operations	(131,763)	(114,273)	(377,662)	(379,880)

Other income (expense):
Interest income	1,960	659	4,614	2,485
Interest expense	(3,206)	(59,352)	(9,213)	(75,956)
Other income	15,000	-	277,491	50,000
Amortization of debt discount	-	(14,631)	-	(40,741)
Gain from extinguishment of derivative	-	-	1,636,695	-
(Loss) gain on valuation of derivative	-	(202,017)	(382,128)	(852,204)

Total other income (expense)	13,754	(275,341)	1,527,459	(916,416)

Income (loss) from operations before provision for income taxes	(118,009)	(389,614)	1,149,797	(1,296,296)

Provision for income taxes	-	-	-	-
Net income (loss)	$(118,009)	$(389,614)	$1,149,797	$(1,296,296)

Basic income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding
Basic	604,415,387	552,995,822	601,904,764	529,305,629
Diluted	604,415,387	552,995,822	3,889,788,514	529,305,629

See accompanying notes to condensed consolidated financial statements.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income (loss)	$1,149,797	$(1,296,296)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Depreciation	8,168	7,959
Loss on valuation of derivative	382,128	852,204
Amortization of discount on debt	-	40,741
Issuance of common stock for services	11,570	14,219
Equipment received in exchange for note receivable previously written-off	-	(50,000)
Gain on extinguishment of derivative liability	(1,636,695)	-
Beneficial conversion incurred in debt reduction	-	53,100
Beneficial conversion incurred in conversion of promissory note	-	5,100

Changes in assets and liabilities:
Increase in accounts receivable	(9,938)	(11,412)
(Increase) decrease in inventories	(879)	6,149
Decrease (increase) in prepaid expenses	7,899	(903)
Increase in notes receivable	(45,000)	-
Increase in other assets	-	(5,394)
Increase in accounts payable and accrued liabilities	60,209	145,927
Increase in amounts due to related parties	34,557	36,703
Decrease in deferred maintenance contracts	(1,210)	(5,138)
Net cash used in operating activities	(39,394)	(207,041)

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,612)	-
Net cash used in investing activities	(12,612)	-

Cash flows from financing activities:
Net proceeds from sale of Series A Preferred Stock	1,100,000	-
Net cash provided by financing activities	1,100,000	-

Net increase (decrease) in cash and cash equivalents	1,047,994	(207,041)
Cash and cash equivalents at beginning of period	190,350	460,869
Cash and cash equivalents at end of period	$1,238,344	$253,828

During the period, cash was paid for the following:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the Nine Months Ended September 30, 2010:

a) During the nine months ended September 30, 2010 the Company converted $4,000 of accounts payable into 1,300,000 shares of Class A common stock.

b) During the nine months ended September 30, 2010 the Company issued 4,000,000 shares of Class A common stock with a fair value $11,570 for services.

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

d) During the nine months ended September 30, 2009, the Company issued 45,000,000 shares of Class A common stock with a fair value of $67,500 to an individual to reduce a promissory note in the amount of $14,400. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $53,100.

e) The Company received equipment valued at approximately $50,000 in lieu of payment of note receivable which was previously written-off.

See accompanying notes to condensed consolidated financial statements.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009

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

The first technology was to create new products from recycled tire rubber. EcoPod and VibeAway™ address important environmental concerns and problems facing the planet today. EcoPod and VibeAway™ are 100% recycled rubber-based products that can be utilized as support pads under any units that vibrate and make noise, including washing machines, dryers, compressors, commercial condensers, and many other units that advantageously benefit from sound and vibration control. In addition, we announced that we had filed a new patent application for a process described as “Recycled Tire Pod with Appliance Recess Guide.”

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
September 30, 2010 and 2009

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

As of September 30, 2010, the Company had a net operating loss, and negative cash flow from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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
September 30, 2010 and 2009

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
September 30, 2010 and 2009

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

e)    Research and Development Costs

Research and development costs are charged to expense when incurred. The Company has not incurred any research and development costs for the three and nine months ended September 30, 2010 and 2009.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the three months ended September 30, 2010 and 2009, the Company incurred $-0- and $2,061, respectively. For the nine months ended September 30, 2010 and 2009, the Company incurred $2,038 and $6,987, respectively

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2010 and December 31, 2009.

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

h)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of September 30, 2010 the Company believes it has no significant risk related to its concentration within its accounts receivable.

i) Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2010 and 2009

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

l)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended September 30, 2009.

m)     Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of September 30, 2010 and December 31, 2009 for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of debt approximates its carrying value at the stated or discounted rate of the debt to reflect recent market conditions.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2010 and 2009

n)    Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying a-mount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment losses have been recognized for the periods ended September 30, 2010 and 2009, respectively.

Note 5      Earnings (Loss) Per Share

FASB Accounting Standards Codification (“ASC”) 260-10 (Prior authoritative literature: FASB Statement 128, “Earnings per Share”) requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the three months ended September 30, 2010 and 2009 does not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

For the nine months ended September 30, 2010 there were 3,287,883,750 average share equivalents which are included in the calculation of diluted earnings per share.  The computation of diluted loss per share for the nine months ended September 30, 2009 does not assume conversion, exercise or contingent exercise of warrants, and securities in the amount of 1,375,779,621 shares as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2010 and 2009

Note 5      Earnings (Loss) Per Share

	Three Months Ended
	September 30, 2010	September 30, 2009
Basic net income (loss) per share:
Net loss attributable to common stockholders	$(118,009)	$(389,614)
Weighted-average common shares outstanding	604,415,387	552,995,288
Basic net loss per share attributable to common Stockholders	$(0.00)	$(0.00)
Diluted net income (loss) per share:
Net loss attributable to common stockholders	$(118,009)	$(389,614)
Weighted-average common shares outstanding	604,415,387	552,995,288
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	604,415,387	552,995,288
Diluted net loss per share attributable to common Stockholders	$(0.00)	$(0.00)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$1,149,797	$(1,296,296)
Weighted-average common shares outstanding	601,904,764	529,305,629
Basic net income (loss) per share attributable to common Stockholders	$0.00	$(0.00)
Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$1,149,797	$(1,296,296)
Weighted-average common shares outstanding	601,904,764	529,305,629
Incremental shares attributable to the common stock equivalents	3,287,883,750	-
Total adjusted weighted-average shares	3,889,788,514	517,264,205
Diluted net income (loss) per share attributable to common Stockholders	$0.00	$(0.00)

Note 6      Intangible Assets

Intangible assets consist of patents pending in the amount of $59,934 for the periods ended September 30, 2010 and December 31, 2009. There was no amortization expense for the nine months ended September 30, 2010 and 2009, respectively.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2010 and 2009

Note 7      Note Receivable – Related Party

Effective January 1, 2010, the Company entered into an administrative services agreement with iVoice, Inc., a related party. The Company will provide iVoice, Inc. administrative and financial services as well as providing iVoice, Inc. with office space. This agreement will continue on a month-to-month basis unless terminated by either party by providing 30 days written notice. In consideration of the services, iVoice, Inc. will pay B Green $5,000 per month. For the three months and nine months ended September 30, 2010 the Company recorded income of $15,000 and $45,000, respectively, and such income is included in other income in the accompanying statement of operations for the periods ended September 30, 2010

On April 29, 2010, the Administrative Services Agreement between the Company and iVoice, Inc. was amended to state that the Administrative Service Fees will be evidenced by a Convertible Promissory Note, the terms of which are as follows:
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

As of September 30, 2010 and December 31, 2009, the note receivable balance was $45,000 and $-0-, respectively. Additionally, the Company recorded interest expense of $374 and $534 for the three and nine months ended September 30, 2010, respectively.  Accrued interest was $534 as of September 30, 2010.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2010 and 2009

Note 8       Related Party Transactions

In conjunction with the spin-off from iVoice, Inc., the Company, and its former subsidiary, had entered into a temporary administrative services agreements with iVoice. The administrative services agreements were to continue on a month-to-month basis until the Company has found replacement services for those services being provided by iVoice or can provide these services for itself. As of October 1, 2009 iVoice has suspended all charges for the Administrative Service Agreement for the Company and with the Company.  There were no administrative service charges for the three and nine months ended September 30, 2010. Administrative services were $12,663 and $37,989 for the three and nine months ended September 30, 2009.

Effective November 17, 2009, the Company’s subsidiary at the time and iVoice mutually agreed to terminate and extinguish any and all obligations between the parties pursuant to the following agreements:

a. The Administrative Services Agreement dated March 1, 2007 by and between B Green Innovations, Inc.(subsidiary) and iVoice, Inc.
b. The Convertible Promissory Note dated May 5, 2008 issued by B Green Innovations, Inc. payable to iVoice, Inc.
c. The Security Agreement dated May 5, 2008 by and between B Green Innovations, Inc. and iVoice, Inc.

As a result of the above the Company extinguished a total of $63,875 of a Convertible Promissory Note and accrued interest of $2,140. The total of $66,015 was recorded in the balance sheet as additional paid-in capital as of December 31, 2009 because it is a related party transaction.

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. and the Company was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 and $1,100,000 in cash for 1,219 shares of the Company’s 3% Preferred Stock. As a result the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included as other income in the accompanying statement of operations for the nine months ended September 30, 2010 (See Note 11 for terms of the 3% Preferred Stock).

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of iVoice Technology.  This amount is related to funds loaned to iVoice and is unrelated to the operations of iVoice Technology.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at September 30, 2010) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2010 and 2009

Note 8      Related Party Transactions (continued)

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of September 30, 2010 and December 31, 2009, the outstanding balances wee $3,003, plus accrued interest of $109,906 and $100,692, respectively.

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

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009,  the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. As of September 30, 2010 and December 31, 2009, total deferred compensation due to Mr. Mahoney was $291,500 and $253,448, respectively.

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

On August 29, 2005, the Company entered into an employment agreement with Mark Meller.  Mr. Meller served as the Company’s President, Chief Executive Officer and Chief Financial Officer until August 29, 2006.  As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter.  Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation.  The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock.  As of September 30, 2010, total deferred compensation due to Mr. Meller was $53,860.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2010 and 2009

Note 9      Convertible Promissory Note and Derivative Liability

The Company had entered into a temporary administrative services agreement with iVoice. The administrative services agreement continued on a month-to-month basis until the Company found replacement services for those services being provided by iVoice or could provide these services for itself. In March 2008, the administrative services agreement was amended to provide that accrued and unpaid administrative services be aggregated and converted into a Convertible Promissory Note. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand.

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. There were no administrative service charges for the nine months ended September 30, 2010. Administrative services were $37,989 for the nine months ended September 30, 2009.

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

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 for 119 shares of the Company’s 3% Preferred Stock. As a result the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included as other income in the accompanying statement of operations for the nine months ended September 30, 2010.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2010 and 2009

Note 9      Convertible Promissory Note and Derivative Liability (continued)

For the three months ended September 30, 2009, the Company recorded a Loss on Valuation of Derivative in the amount of $114,777. No gain or loss was recorded for the three months ended September 30, 2010. For the nine months ended September 30, 2009, the Company recorded a loss on Valuation of Derivative in the amount of $536,598 as compared to a Loss on Valuation of Derivative of $382,128 for the nine months ended September 30, 2010. The fair value of the embedded conversion was estimated at the February 10, 2010 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.69%; expected dividend yield: 0%: expected life: 5 years; and volatility: 234.66%.

The derivative liability was $-0- and $1,254,567 at September 30, 2010 and December 31, 2009, respectively.

B Green Innovations, previously a subsidiary of the Company, had entered into a temporary administrative services agreement with iVoice. The administrative services agreement continues on a month-to-month basis until B Green Innovations, Inc. has found replacement services for those services being provided by iVoice or can provide these services for itself. The administrative services agreement provides that accrued and unpaid administrative services shall be aggregated and converted into a Convertible Promissory Note. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. The terms of this agreement are to similar to the terms of the agreement between iVoice Technology, Inc. and iVoice, Inc. as described above in this footnote.

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

Effective November 17, 2009, the Company’s subsidiary at the time and iVoice mutually agreed to terminate and extinguish any and all obligations between the parties pursuant to the following agreements:

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

For the three and nine months ended September 30, 2009, the Company recorded Losses on Valuation of Derivative in the amounts of $87,240 and $315,606, respectively. A loss of $382,128 was recorded for the nine months ended September 30, 2010.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2010 and 2009

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

On January 7, 2010, the Company received $232,491 from the sale of New Jersey state net operating losses. This amount is included in other income in the accompanying Statement of operations for the nine months ended September 30, 2010.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2010 and 2009

Note 11    Capital Stock (continued)

      a)         Preferred Stock (continued)

In February 2010, the Company filed with the State of New Jersey an Amendment to the Certificate that revised the rights of the holders of the Company’s Series A 10% Secured Convertible Preferred Stock. The revisions included:

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

As of September 30, 2010, 2,663 shares of Series A 3% Preferred Stock are issued and outstanding.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2010 and 2009

Note 11    Capital Stock (continued)

b)           Class A Common Stock

As of September 30, 2010, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 605,609,870 shares were issued, and 604,415,387 shares were outstanding, and 1,194,483 shares were issued pending conversion by YA Global Investments.

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

During the nine months ended September 30, 2010 the Company converted $4,000 of accounts payable into 1,300,000 shares of Class A common stock.

During the nine months ended September 30, 2010 the Company issued 4,000,000 shares of Class A common stock with a fair value $11,570 for services.

c)           Class B Common Stock

As of September 30, 2010, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share and 115,025 shares issued and outstanding.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. No shares were issued during the nine months ended September 30, 2010.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2010 and 2009

Note 11    Capital Stock (continued)

d)           Class C Common Stock

As of September 30, 2010, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of September 30, 2010, no shares were issued or outstanding.

Note 12    Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of September 30, 2010.

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
September 30, 2010 and 2009

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2010 and December 31, 2009. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2010 and 2009

Note 13    Fair Value Measurements (continued)

September 30, 2010	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Total Liabilities	$-	$-	$-	$-

December 31, 2009	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Derivative liabilities	-	1,254,567	-	1,254,567
Total Liabilities	$-	$1,254,567	$-	$1,254,567

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

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2010 and 2009

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

The tables below presents information about reportable segments for the three and nine months ended September 30, 2010 and 2009.

Nine Months Ended September 30, 2010
	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$122,762	$20,235	$-	$142,997
Cost of sales	68,773	184	-	68,957
Gross profit	53,989	20,051	-	74,040

General and administrative	-	-	451,702	451,702
Interest, net	-	-	4,599	4,599
Loss on valuation of derivative	-	-	382,128	382,128
Gain on extinguishment of derivative	-	-	(1,636,695)	(1,636,695)
Other income	-	-	(277,491)	(277,491)
Total expenses	-	-	(1,075,757)	(1,075,757)

Income (loss) before taxes	$53,989	$20,051	$1,075,757	$1,149,797

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
September 30, 2010 and 2009

Note 13    Segment Data (continued)

Nine Months Ended September 30, 2009
	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$52,636	$21,333	$-	$73,969
Cost of sales	34,473	-	-	34,473
Gross profit	18,163	21,333	-	39,496

General and administrative	-	-	419,376	419,376
Interest, net	-	-	73,471	73,471
Amortization of debt discount	-	-	40,741	40,741
Loss on valuation of derivative	-	-	852,204	852,204
Other income	-	-	(50,000)	(50,000)
	-	-	1,335,792	1,335,792

Income (loss) before taxes	$18,163	$21,333	$(1,335,792)	$(1,296,296)

Three Months Ended September 30, 2010
	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$36,072	$7,841	$-	$43,913
Cost of sales	22,287	-	-	22,287
Gross profit	13,785	7,841	-	21,626

General and administrative	-	-	153,389	153,389
Interest, net	-	-	1,246	1,246
Other income	-	-	(15,000)	(15,000)
	-	-	139,635	136,635

Income (loss) before taxes	$13,785	$7,841	$(139,635)	$(118,009)

Three Months Ended September 30, 2009
	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$26,699	$2,022	$-	$28,721
Cost of sales	13,934	-	-	13,934
Gross profit	12,765	2,022	-	14,787

General and administrative	-	-	129,060	129,060
Interest, net	-	-	58,693	58,693
Amortization of debt discount	-	-	14,631	14,631
Loss on valuation of derivative	-	-	202,017	202,017
	-	-	404,401	404,401

Income (loss) before taxes	$12,765	$2,022	$(404,401)	$(389,614)

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

Results of Operations

Total revenues increased $15,192 (52.9%) and $69,028 (93.3%) for the three and nine months ended September 30, 2010 to $43,913 and $142,997, respectively, as compared to $28,721 and $73,969 for the same periods in the prior year. This increase is attributed to the growth in sales of our “green” products. The Company continues to evaluate additional products to its product line as well as expanding its distribution channels. Recently, the Company released its new 100% Degradable / Biodegradable Compactor Bags. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Gross profit increased $6,839 (46.3%) and $34,544 (87.5%) for the three and nine months ended September 30, 2010 to $21,626 and $74,040, respectively, as compared to $14,787 and $39,496 for the same for the same periods in the prior year as a result of the increased volume for “Green” products.

Total operating expenses increased $24,329 (18.9%) and $32,326 (7.7%) for the three and nine months ended September 30, 2010 to $153,389 and $451,702, respectively, as compared to $129,060 and $419,376 for the same periods in the prior year. This increase is mainly attributed to increased selling expenses for the Company’s “green” products partially offset by lower administrative service expenses.

For the three months ended September 30, 2010, the Company had a loss from operations of $131,763 as compared to a loss from operations of $114,273 for the three months ended September 30, 2009 as a result of the factors discussed above.

Total other income was $13,754 for the three months ended September 30, 2010 as compared to other expenses of $275,341 for the three months ended September 30, 2009. The increase in other income is primarily attributed to a loss on valuation of derivative for the three months ended September 30, 2009. Total other income was $1,527,459 for the nine months ended September 30, 2010 as compared to an expense of $916,416 for the nine months ended September 30, 2009. This increase in other income is primarily attributed to the gain on the extinguishment of the derivative liability as a result on the conversion to preferred stock.

Net loss for the quarter ended September 30, 2010 was $118,009 as compared to a loss of $389,614 for the quarter ended September 30, 2009. Net income for the nine months ended September 30, 2010 was $1,149,797 as compared to a net loss of $1,296,296 for the nine months ended September 30, 2009. The changes were the result of the factors discussed above.

Liquidity and Capital Resources

To date, the Company has incurred substantial operating  losses, and will require financing for working capital to meet its operating obligations.  We anticipate that we will require financing on an ongoing basis for the foreseeable future.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of the Company.  This amount is related to funds loaned to iVoice and is unrelated to the operations of the Company.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at September 30, 2010) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of the Company, par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

During the nine ended September 30, 2010, the Company had a net increase in cash of $1,047,994.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $39,394 in operating activities for the nine months ended September 30, 2010 as compared using $207,041 in the prior year. The decrease in cash used in operating activities is primarily the result of cash received from the sale of New Jersey state net operating losses in the amount of $232,491.

Cash flows from investing activities. The Company used $12,612 in investing activities for the purchase of property, plant and equipment for the nine months ended September 30, 2010.

Cash provided by financing activities. The Company generated $1,100,000 from financing activities for the nine months ended September 30, 2010 as a result of net proceeds from the sales of Series A Convertible Preferred Stock.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2010.

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

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were not effective for the following reasons:

a)           The Company has limited segregation of duties amongst its employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

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

Part II.  Other Information

Item 5.      Other Information

(b)
There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors, where those changes were implemented after the registrant last provided disclosure in response to the requirements of paragraph (c)(2)(iv) or paragraph (c)(3) of §229.407 of the regulations promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended..

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