Form 10-K
period 2010-12-31
B Green Innovations, Inc.
filed 2011-03-04
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐   No ☒

As of February 24, 2011 the Registrant had 605,609,870 shares of Class A common stock outstanding and 115,025 shares of Class B common stock outstanding.

The aggregate market value of the voting Common Stock held by non-affiliates on June 30, 2010 (the last business day of our most recently completed second fiscal quarter) was $1,251,089 using the closing price on June 30, 2010.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

OVERVIEW

B Green Innovations, Inc., a Matawan, New Jersey-based corporation, (OTC Bulletin Board: BGNN), f/k/a iVoice Technology, Inc., (“B Green Innovations” or the “Company”) was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. (“iVoice”).  The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology, Inc., a Nevada corporation and affiliate of the Company.  When we refer to or describe any agreement, contract or other written instrument of the Company in these notes, we are referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology Nevada and assigned to the Company.

In May 2008, the Company formed B Green Innovations, Inc. (“B Green”), a wholly owned subsidiary, and agreed to invest up to $500,000 in B Green, to commercialize its “green” technology platforms.

On November 17, 2009, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), B Green Innovations, Inc., a wholly owned subsidiary of iVoice Technology, Inc. (the “Company”), merged into iVoice Technology, Inc.

B Green Innovations, Inc. (“B Green”), “Go Green” mission from its inception, is to create a “Green” company for the development of solutions to eliminate waste from the world’s environment.  B Green offers consumers a realistic and necessary solution to the problem of waste around the world. We believe that to truly have an impact on the planet, one must be committed to the environment and seek out environmentally friendly products.

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

In today's times, balancing and maintaining a business to meet customer demand can be difficult. The public demands unique, cost effective and planet friendly products prompting business owners to creatively meet these requests. In the recent months, more retailers are switching to biodegradable plastic bags in their stores, and many manufacturers are packaging their products using degradable / biodegradable plastics. B Green is also responding to the demands of consumers by providing planet friendly alternatives to regular plastics by providing our customers with fully certified degradable / biodegradable options.

B Green Products offers an oxo-biodegradable additive using the latest technology that supports the 3 R's of Packaging Reduce, Reuse, Recycle and provides a fourth R, Remove. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil. These oxo-biodegradable plastic products are scientifically proven to be non toxic and are FDA compliant, meaning they are safe for food packaging applications and have been awarded approved food film contact 'no migration' status. The additive meets ASTM D 6954 Standard Guide for Exposing and Testing Plastics that Degrade in the Environment by a Combination of Oxidation and Biodegradation, as well as D5338 Standard Test Method for Determining Aerobic Biodegradation of Plastic Materials under Controlled Composting Conditions.

Regular plastic bags can take up to 100 years to break down causing plastic pollution and harm to both domestic and wild life. Standard plastics are filling our landfills and greatly impacting our planet. Plastics incorporating this additive in the presence of oxygen disappear when exposed to UV light or thermal heat. The product is designed to allow plastics to degrade like a leaf, slowly yielding CO2 (which through photosynthesis becomes oxygen), water, bio-waste, and mineral salts that condition the soil in the process.

The cost of changing from regular plastic bags to B Green oxo-biodegradable plastic bags is negligible, and depending on the type of packaging application, can cost considerably less than non degradable / biodegradable plastics. Many large companies are incorporating degradable plastic packaging including the Body Shop, Coca-Cola, Quantis and Butchart Gardens. B Green is committed to meeting environmental   needs by providing customers with environmentally safe, practical solutions for their businesses.

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

SEGMENT DATA

The Company has determined it has two reportable segments – “green” technology products, and support of Interactive Voice Response (“IVR”) software. There are no inter-segment revenues.  Please see Note 14 to the Financial Statements filed herein.

STRATEGIC ALLIANCES

Strategic alliances are an important part of our product development and distribution strategies. We rely on strategic alliances to provide technology, complementary product offerings and increased and quicker access to markets. We seek to form relationships with those entities that can provide technology or complementary market advantages for establishing the company in new market segments

MARKETING  AND DISTRIBUTION

The Company plans to market and sell its products through a distribution network and also through the use of telemarketing. B Green Innovations has distribution agreements with reputable distributors that have proven themselves within their territories and industry segments. The four main sales areas we will concentrate on will be direct selling to the appliance manufactures, large retail chains, regional distributors of appliances (suppliers) and the strong internet marketing presence. Distributors receive discounts for stocking and selling, and such discounts are determined by industry standards. The loss of any of one these distributors would not have a material adverse effect on the Company or its operations. No distributor represented more than 10% of sales. One distributor represented 16% of sales.

PRODUCTS

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

Degradable/Biodegradable Plastic bags include an oxo-biodegradable additive using the latest technology that supports the 3 R’s of Packaging Reduce, Reuse, Recycle and provides a fourth R, Remove. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil. These oxo-biodegradable plastic products are scientifically proven to be non toxic and are FDA compliant, meaning they are safe for food packaging applications and have been awarded approved food film contact ‘no migration’ status. The additive meets ASTM D 6954 Standard Guide for Exposing and Testing Plastics that Degrade in the Environment by a Combination of Oxidation and Biodegradation, as well as D5338 Standard Test Method for Determining Aerobic Biodegradation of Plastic Materials under Controlled Composting Conditions. These bags are available in two sizes:

Biodegradable compactor bag- 15.75 x 10.75 x 32.5  2.5 Mil. thick

Biodegradable trash tall kitchen bag- 13 Gallon-1.0 Mil. thick

CUSTOMERS

Our end user customers are consumers that want products that are help provide a solution to minimize waste around the world. For our EcoPod® and VibeAway® products, we primarily sell to wholesale distributors that are recognized in the HVAC, Appliance, Motors, Plumbing, Maintenance, Electrical, Tools and Refrigeration Industries. For our Biodegradable Plastic bags we sell to wholesales distributors, supermarket chain, and other retail sales outlets.

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

PATENTS AND TECHNOLOGY DEVELOPMENT

The Company will continue its research and development to generate new and improved product offerings while strengthening its intellectual property portfolio. The following patents have been filed, but there can be no assurance that these patents will be approved. The Company expects to make additional filings in the future:

•	New Interlocking Paver and Patio Blocks
•	Recycled Tire Trash Cans
•	Vehicle Mud Flaps Made of Recycled Tires
•	Recycled Tire Pod with Appliance Recess Guide
•	Pad with Appliance Pod
•	Method of Plastic sheet container
•	Embedded Container Plastic Sheet

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

For the year ending December 31, 2010 and 2009, the Company has not incurred any research and development expenditures.

EMPLOYEES

At December 31, 2010, we had 3 full-time employees and 2 part-time employee as well as 3 part-time consultants. Our employees are not covered by labor union contracts or collective bargaining agreements. From time to time, the Company also employs independent contractors to support its operations. At December 31, 2010, the Company utilized one outside contractor in the accounting area.

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

WE HAVE A HISTORY OF LOSSES AND CASH FLOW SHORTFALLS

The Company has incurred recurring operating losses.  The Company had losses from operations of approximately $513,237 and $534,476 for the years ended December 31, 2010 and 2009, respectively, and cash used in operating activities of approximately $135,794 and $265,125 during the years ended December 31, 2010 and 2009, respectively.  The Company has been and may, in the future, be dependent upon outside and related party financing to develop and market their products, perform their business development activities, and provide for ongoing working capital requirements. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition, our business, and us.

WE HAVE RECEIVED A REPORT FROM OUR INDEPENDENT AUDITORS THAT DESCRIBES THE UNCERTAINITY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has received a report from its independent auditors for the fiscal years ended December 31, 2010 and December 31, 2009 containing an explanatory paragraph describing the issues leading to substantial doubt about the uncertainty regarding the Company’s ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors’ opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

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

We have relied on the private placement of equity securities, convertible debentures and promissory notes to obtain working capital and may continue to do so in the future.  As of December 31, 2010, we have outstanding convertible obligations.  The promissory note of $3,003 at December 31, 2010, deferred compensation of $312,750 (plus accrued interest of $113,394) owing to Mr. Mahoney provides that, at Mr. Mahoney’s option, principal and interest due on the note can be converted into shares of the Company’s Class B Common Stock, which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price of at which the Company had ever issued its Class A Common Stock. However, the Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.  There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations.

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

Mr. Mahoney, a member of the board of directors, who also owns iVoice, Inc. shares (a related party), has the right to convert $277,753 of loans and deferred compensation and $113,394 of accrued and unpaid interest into 391,147 shares of the Company’s Class B Common Stock, as well as owning 115,025 shares of Class B common stock, both of which are convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock.  There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. However, the Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. In addition, Mr. Mahoney, President and CEO of the Company, serves as the Chairman of the Board and Chief Executive Officer of iVoice and we anticipate that he will continue to serve in such capacities. These relationships could create, or appear to create, potential conflicts of interest when the Company’s directors and management are faced with decisions that could have different implications for the Company and iVoice.  For example, Mr. Mahoney may experience conflicts of interest with respect to the allocation of his time, services and functions among iVoice, the Company and any other projects.   Other examples could include potential business acquisitions that would be suitable for either the Company or iVoice, activities undertaken by iVoice in the future that could be in direct competition with B Green Innovations, or the resolution of disputes arising out of the agreements governing the relationship between iVoice and B Green Innovations.  Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of B Green Innovations.  Furthermore, B Green Innovations does not have any formal procedure for resolving such conflicts of interest should they arise.

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

JEROME MAHONEY THE PRESIDENT AND CEO OF B GREEN INNOVATIONS MAY HAVE CONTROL OVER OUR MANAGEMENT AND DIRECTION.

Mr. Mahoney owns 115,025 of the Company’s Class B common stock and will have the right to convert $277,753 of indebtedness and deferred compensation, together with accrued but unpaid interest of $113,394, into 391,147 shares of B Green Innovations Class B Common Stock, which Class B Common Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock.  Interest accrues on the outstanding principal balance of the note at prime plus 2% per annum.  There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.  Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  If Mr. Mahoney converts his indebtedness into 391,147 shares of Class B Common Stock, he will have voting rights equal to 1,249,461,041 shares of Class A Common Stock and will have control over the management and direction of B Green Innovations, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.

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

OUR SECURITIES

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future on our common stock. Any future dividends will depend on our earnings, if any, and our financial requirements. The Company has Series A Convertible Preferred Stock, which includes a mandatory 3% dividend prior to any distribution to common shareholders.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property.  Our corporate headquarters are located at 750 Highway 34, Matawan, New Jersey, which we currently co-occupy and sublease from iVoice.  We intend to continue subleasing such space, and anticipate no relocation of our offices in the foreseeable future. We are unaware of any environmental problems in connection with this location, and, because of the nature of our activities, do not anticipate such problems.

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

Year	High	Low

2010

First Quarter	$0.003690	$0.001500
Second Quarter	$0.004500	$0.001620
Third Quarter	$0.002500	$0.001620
Fourth Quarter	$0.002130	$0.000690
2009

First Quarter	$0.002870	$0.000190
Second Quarter	$0.003000	$0.000880
Third Quarter	$0.002000	$0.001120
Fourth Quarter	$0.004000	$0.001310

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

HOLDERS OF COMMON EQUITY.

As of December 31, 2010, the number of record holders of our common shares was approximately 761.

DIVIDEND INFORMATION.

To date, the Company has never paid a dividend. We have no plans to pay any dividends on common stock in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations. The Company has Series A 3 % Preferred Stock, which includes a mandatory 3% dividend prior to any distribution to common shareholders.

SALE OF UNREGISTERED SECURITIES.

On February 10, 2010, the Company issued 1,100 shares of the Company’s Series A 3% Preferred Stock for $1,100,000 in cash, which includes a mandatory 3% dividend prior to any distribution to common shareholders.  The previously issued Series A 10 % Preferred Stock has been changed to a 3% dividend rate.

On February 10, 2010, the Company issued 119 shares of the Company’s Series A 3% Preferred Stock in exchange for $119,000 of convertible debt to iVoice, inc.

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

As of December 31, 2010, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 605,609,870 shares were issued, 604,415,387 shares were outstanding, and 1,194,483 shares were in escrow.

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

As of December 31, 2010 and 2009 there are 115,025 shares issued or outstanding.

CLASS C COMMON STOCK

Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata.

As of December 31, 2010 and 2009, there are 20,000,000 shares of Class C Common Stock authorized; par value $.01 per share, and no shares were issued or outstanding.

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

The Company did not issue any stock options for the years ended December 31, 2010 and 2009.

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

(1) As of December 31, 2010, subject to approval by the Board of Directors, up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the Company’s 2005 Stock Incentive Plan (the “Stock Incentive Plan”) and up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the Company’s 2005 Directors' and Officers' Stock Incentive Plan (the “Directors’ and Officers’ Stock Incentive Plan”).  As of December 31, 2009, the Board had previously approved for issuance a total of 5,495,000 Class A Common Stock shares for each the Stock Incentive Plan and the Directors’ and Officers’ Stock Incentive Plan.  All authorized shares have been issued pursuant to each plan with no additional shares remaining.  The Board of Directors must take further action to authorize additional shares of issuance under each plan.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

The Company has operated at a loss in the past for iVoice, and as an independent company such losses continue.  Additionally, the Company’s business had relied on iVoice for financial, administrative and managerial expertise in conducting its operations.  Currently, the Company has developed and maintained its own credit and banking relationships and performs its own financial and investor relations functions.  However, the Company may not be able to successfully maintain the financial, administrative and managerial structure necessary to operate as an independent public company, and the development of such structure will require a significant amount of management’s time and other resources.

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

Results of Operations 2010 Compared to 2009

Total revenues increased $69,078 (63.9%) for the year ended December 31, 2010 to $177,198 as compared to $108,120 for the year ended December 31, 2009. This increase is mainly attributed to the sale of the Company’s “green” products. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments. The Company continues to evaluate additional products to its product line as well as expanding its distribution channels. Recently, the Company released its new 100% Degradable / Biodegradable Compactor Bags. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Maintenance services on IVR products continue to decline as the Company continues to phase out of this market and focusing its efforts on the sale of “green” products. There can be no assurance that sales of “green” products will increase or that the Company will be able to achieve profitable operations.

Gross profit increased $31,533 (51.3%) to $93,079 for the year ended December 31, 2010 as compared to $61,526 the same period in the prior year as a result of the increased volume for “Green” products. The gross profit percentage was 52.5% for the year ended December 31, 2010 as compared to 56.9% for the year ended December 31, 2008 as maintenance services were a higher percentage of sales in 2009. Maintenance services on IVR products yield a very high gross profit as a result of the limited costs needed to support these products as compared to the manufactured “Green” products.

Total operating expenses increased to $646,316 for the year ended December 31, 2010 from $596,002 for the previous year, an increase of $10,314 (1.7). This increase is mainly attributed to increased selling expenses for the Company’s “green” products partially offset by lower administrative service expenses.

Loss from operations for the year ended December 31, 2010 increased $18,761 (3.5%) to $553,237 as compared to a loss from operations of $534,476 for the year ended December 31, 2009.  The increase in loss from operations was the result of the factors discussed above.

Total other income was $1,540,868 for the year ended December 31, 2010 as compared to an expense of $1,686,943 for the year ended December 31, 2009. This increase in other income is primarily attributed to the gain on the extinguishment of the derivative liability as a result on the conversion to preferred stock and lower loss on revaluation of derivative.

Net income for the year ended December 31, 2010 was $987,631 as compared to a loss of $2,221,419 for the year ended December 31, 2009.  The increase in net income was the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has incurred substantial losses, and will require financing for working capital to meet its operating obligations.  We anticipate that we will require financing on an ongoing basis for the foreseeable future.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of the Company.  This amount is related to funds loaned to iVoice and is unrelated to the operations of the Company.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% and 5.25% at December 31, 2010 and 2009, respectively) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of the Company, par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

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

During the year ended December 31, 2010, the Company had a net increase in cash of $951,594.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $135,794 in cash for operating activities for the year ended December 31, 2010 as compared to $265,125 in the prior year. The decrease in cash used in operating activities is primarily the result of cash received from the sale of New Jersey state net operating losses in the amount of $232,491.

Cash used in investing activities. The Company used $12,612 in investing activities for the purchase of property, plant and equipment for the year ended December 31, 2010.

Cash provided by financing activities. The Company generated $1,100,000 from financing activities for the year ended December 31, 2010 as a result of net proceeds from the sales of Series A Convertible Preferred Stock.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2010.

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

Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance with FASB ASC 815-10, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The financial statements for the period include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures with YA Global Investments (f/k/a/Cornell Capital Partners)

Impact of Recent Accounting Pronouncements

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

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2010 we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Sec. 240.13a-15(e) or 240.15d-15(e)) as of December 31, 2010, and based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

We have identified the following material weaknesses in our internal control over financial reporting as of December 31, 2010:

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

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

Name	Age	Position with iVoice Technology, Inc.	Director since

Jerome R. Mahoney	51	Non-Executive Chairman of the Board	2004

Frank V. Esser	71	Director	2005

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

AUDIT COMMITTEE

The Audit Committee currently consists of Messrs. Esser and Mahoney, with Mr. Esser serving as the Chairman of the Committee. Mr. Esser is an independent member of the Board of Directors and may be deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee had no meetings in 2010. The Board of Directors approved an Audit Committee Charter on March 30, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee's report submitted to the Board of Directors for the fiscal year ended December 31, 2010. The Audit Committee has:

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for filing with the Securities and Exchange Commission.

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
Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)		All Other Compensation ($)	Total Compensation ($)
Frank V. Esser(1)	2010	$12,000	(2)	$-0-	$12,000
Frank V. Esser(1)	2009	$12,000	(2)	$-0-	$12,000

(1)	Mr. Esser has been serving as our outside director since June 2005 at a fee of $12,000 per year.

(2)	Mr. Esser has received no cash compensation during this period.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)		Stock Awards	All other Compensation		Total Compensation

Jerome R. Mahoney(1)
President, Chief Executive	2010	$158,302	(2)	$0	$0		$158,302
Officer and Director	2009	$97,604	(2)	$0	$24,000	(3)	$121,604
	2008	$94,585	(2)		$16,000	(3)	$110,585

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

(2)	$91,302, $27,085 and $27,085 was accrued and unpaid for the years ended December 31, 2010, 2009 and 2008, respectively.
(3)	Compensation for efforts related to the Company’s former subsidiary B Green Innovations. For the year ended December 31, 2009 and 2008, $22,000 and $16,000 was accrued and unpaid, respectively.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable

None	0	0	0	0 / 0

Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2010 and 2009.

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

In the event Mr. Mahoney's employment agreement is terminated due to Mr. Mahoney's death, iVoice Technology will pay to his estate his full base salary for eight years from the date of termination at the highest salary level under the agreement. In the event Mr. Mahoney's employment agreement is terminated by iVoice Technology within three years following a change in control, as defined in the employment agreement, or by Mr. Mahoney for good reason within three years following a change in control, Mr. Mahoney will be entitled to receive a severance payment equal to three hundred percent (300%), less $100, of the average amount of his gross income for services rendered to iVoice Technology in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by iVoice Technology). Under his employment agreement, "good reason" means, among other things, (1) any limitation on Mr. Mahoney's powers as Chairman of the Board, (2) a reduction in compensation, (3) a relocation of the Company outside New Jersey or (4) the failure of the Company to make any required payments under the agreement. The employment agreement restricts Mr. Mahoney from competing with the Company during the term of the agreement and for one year after he is no longer employed by the Company; provided that Mr. Mahoney is receiving severance or other compensation from the Company pursuant to the employment agreement for at least one year (see Note 5 to the Financial Statements).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of February 24, 2011 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of February 24, 2011 a total of 605,609,870 shares of Class A common stock were outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of February 24, 2011 through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Ownership of Common Stock

Name and Position(s)	Title of Class	Common Stock Beneficially Owned		Percentage Ownership (1)

Jerome R. Mahoney (1),
Non-Executive Chairman	Class A Common Stock	1,598,835,066	(2)	73.1	% (2)
of the Board	Class B Common Stock	506,151	(3)	100.00	% (3)
	Class C Common Stock	0		0.00%

Frank V. Esser,	Class A Common Stock	585,424		0.1%
Director	Class B Common Stock	0		0.00%
	Class C Common Stock	0		0.00%

All directors and executive	Class A Common Stock	1,598,835,066	(2)	73.1	% (2)
Officers as a group (2 persons)	Class B Common Stock	506,151	(3)	100.00	% (3)
	Class C Common Stock	0		0.00%

(1) Percentage ownership for the Company’s Class A Common Stock is based on 605,609,870 shares of Class A Common Stock outstanding as of February 24, 2011.

(2) Includes 17,049,410 shares of Class A common stock, 115,025 shares of Class B common stock held and gives effect to the right of Mr. Mahoney pursuant to the promissory note to be executed by the Company in favor of Mr. Mahoney in the amount of $391,146 ($277,753 of indebtedness and deferred compensation and unpaid interest of $113,394) to convert amounts owing under such promissory note to 325,143 shares of Class B Common Stock together with the Class B common stock held, which are convertible into the number of shares of our Class A Common Stock, determined by dividing the number of shares of our Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued  its Class A Common  Stock (1,375,424,438 shares).  There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.

(3) Includes 115,025 shares held and gives effect to the right of Mr. Mahoney to, at his option, convert the $391,146 promissory note plus accrued interest held by him into Class B Common Stock of the Company at a rate of one dollar per share into 391,146 shares of the Company’s Class B Common Stock.  Such Class B Common Stock is convertible at any time into shares of our Class A Common Stock at a rate equal to 80% of the lowest price that the Company issues shares of Class A Common Stock subsequent to the date of the note. Thus by virtue of Mr. Mahoney's right to convert $391,146 owing under such promissory note into 391,146 shares of the Company’s Class B Common Stock, Mr. Mahoney is deemed to beneficially own such shares for the purpose of computing the percentage of ownership by him, but such shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of the Company.  This amount is related to funds loaned to iVoice and is unrelated to the operations of the Company.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% and 5.25% at December 31, 2010 and 2009, respectively) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of the Company, par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. During 2010 Mr. Mahoney did not convert any of his loan into Class A Common Stock. During 2009 Mr. Mahoney received 74,000,000 shares of Class A Common Stock, with a market value of $140,000 as repayment of $23,680 of the loan. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $116,320. During 2009 Mr. Mahoney also received 115,025 shares of Class B Common Stock as repayment of $115,205 of the loan. As of December 31, 2010 and 2009, the outstanding balances were $3,003 and $3,003, plus accrued interest of $113,394 and $100,692, respectively.

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

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. Mr. Mahoney deferred $53,302 and $27,604 of his compensation for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, total deferred compensation due to Mr. Mahoney was $312,750 and $253,448, respectively.

In conjunction with the spin-off from iVoice, Inc., the Company, and its former subsidiary, had entered into a temporary administrative services agreements with iVoice. The administrative services agreements were to continue on a month-to-month basis until the Company has found replacement services for those services being provided by iVoice or can provide these services for itself. As of October 1, 2009 iVoice has suspended all charges for the Administrative Service Agreement for the Company and with the Company.  There were no administrative service charges for the year ended December 31, 2010. Administrative services were $37,989 for the year ended December 31, 2009 (see Note 9).

Effective November 17, 2009, the Company’s subsidiary at the time and iVoice mutually agreed to terminate and extinguish any all obligations between the parties pursuant to the following agreements:

a. The Administrative Services Agreement dated March 1, 2007 by and between B Green Innovations, Inc.(subsidiary) and iVoice, Inc.
b. The Convertible Promissory Note dated May 5, 2008 issued by B Green Innovations, Inc. payable to iVoice, Inc.
c. The Security Agreement dated May 5, 2008 by and between B Green Innovations, Inc. and iVoice, Inc.

As a result of the above the Company extinguished a total of $63,875 of a Convertible Promissory Note and accrued interest of $2,140. The total of $66,015 was recorded in the balance sheet as of December 31, 2009 as additional paid-in capital as it is a related party transaction.

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. and the Company was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 and $1,100,000 in cash for 1,219 shares of the Company’s 3% Preferred Stock. As a result the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included in other income in the accompanying statement of operations for the year ended December 31, 2010 (See Note 11 for terms of the 3% Preferred Stock).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2010 and December 31, 2009 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2010	2009

Audit Fees	$19,000	$19,000
Audit - Related Fees	-0-	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$19,000	$19,000

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

ITEM 15. EXHIBITS

Exhibits

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

3.6
Amendment to the Certificate of Incorporation filed with the State of New Jersey on July 27, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated July 27, and incorporated herein by reference.)

3.7
Amendment to the Certificate of Incorporation filed with the State of New Jersey on November 20, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2009 and incorporated herein by reference.)

3.8
Amendment to the Certificate of Incorporation filed with the State of New Jersey on February 16, 2010 (filed with the Commission as Exhibit 3.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

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

10.15
Agreement and Plan of Merger by and between iVoice Technology, Inc. and B Green Innovations, Inc. dated November 17, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2000 and incorporated herein by reference.)

10.16
Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc. (filed with the Commission as Exhibit 10.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

10.17
Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., (filed with the Commission as Exhibit 10.2 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.).

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

* Filed herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

B Green Innovations Inc.

Dated: March 4, 2011	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jerome Mahoney	Dated: March 4, 2011
Jerome Mahoney
President
Chief Executive Officer
Chief Financial Officer
Director

By:	/s/Frank Esser	Dated: March 4, 2011
Frank Esser
Director

INDEX OF EXHIBITS

No.	Description

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

3.6
Amendment to the Certificate of Incorporation filed with the State of New Jersey on July 27, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated July 27, and incorporated herein by reference.)

3.7
Amendment to the Certificate of Incorporation filed with the State of New Jersey on November 20, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2009 and incorporated herein by reference.)

3.8
Amendment to the Certificate of Incorporation filed with the State of New Jersey on February 16, 2010 (filed with the Commission as Exhibit 3.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

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

10.15
Agreement and Plan of Merger by and between iVoice Technology, Inc. and B Green Innovations, Inc. dated November 17, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2000 and incorporated herein by reference.)

10.16
Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc. (filed with the Commission as Exhibit 10.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

10.17
Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., (filed with the Commission as Exhibit 10.2 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.).

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

* Filed herein

B GREEN INNOVATIONS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

B GREEN INNOVATIONS, INC.

FINANCIAL STATEMENTS

Rosenberg, Rich, Baker, Berman & Company
265 Davidson Avenue, Somerset, NJ 08873
Tel: 908-231-1000 Fax: 908-231-6894

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
B Green Innovations, Inc.
Matawan, New Jersey

We have audited the accompanying balance sheets of B Green Innovations, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' deficit, and cash flow for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B Green Innovations, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flow for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2010 have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had negative cash flow from operations from date of inception, and recurring net losses. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Rosenberg, Rich, Baker, Berman and Company
Somerset, New Jersey
February 28, 2011

B GREEN INNOVATONS, INC.
BALANCE SHEETS
DECEMBER 31,

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,141,944	$190,350
Accounts receivable, net of allowance for doubtful accounts of $12,083	4,284	6,188
Inventories	1,106	-
Note receivable – related party	60,000	-
Prepaid expenses and other current assets	24,975	17,542

Total current assets	1,232,309	214,080

Property, plant and equipment, net	35,276	33,554
Intangible assets	59,934	59,934

Total assets	$1,327,519	$307,568

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$699,554	$593,201
Due to related parties	480,004	420,708
Deferred maintenance contracts	1,170	2,210
Notes payable to related parties	3,003	3,003
Convertible promissory note	-	112,058
Derivative liabilities	-	1,254,567

Total current liabilities	1,183,731	2,385,747

Commitments and Contingencies

Stockholders' equity (deficit):
Series A 3% Secured Preferred Stock	2,663,210	1,444,444
Common stock:
Class A Common Stock	1,090,306	1,074,736
Class B Common Stock	1,150	1,150
Class C Common Stock	-	-
Additional paid-in capital	8,888,090	8,888,090
Accumulated deficit	(12,498,968)	(13,486,599)

Total stockholders' equity (deficit)	143,788	(2,078,179)

Total liabilities and stockholders' equity (deficit)	$1,327,519	$307,568

See accompanying notes to the financial statements

 B GREEN INNOVATIONS, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2010	December 31, 2009

Net sales	$177,198	$108,120
Cost of sales	84,119	46,594

Gross profit	93,079	61,526

Operating expenses:
Selling, general and administrative expenses	646,316	596,002
Total operating expenses	646,316	596,002

Loss from operations	(553,237)	(534,476)

Other income (expense):
Interest income	6,510	2,901
Interest expense	(12,700)	(573,312)
Amortization of debt discount	-	(94,670)
Other income	292,491	25,504
Gain from extinguishment of derivative	1,636,695	-
Gain (loss) on valuation of derivative	(382,128)	(1,047,366)
Total other income (expense)	1,540,868	(1,686,943)

Income (loss) from operations before income taxes	987,631	(2,221,419)

Provision for income taxes	-	-

Net income (loss)	$987,631	$(2,221,419)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic	602,537,579	542,134,390
Diluted	1,913,220,704	542,134,390

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	Series A Preferred Stock		Common Stock A		Common Stock B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2009	1,444.44	$1,444,444	485,641,387	$915,166	-	$-	$8,343,954	$(11,265,180)	$(561,616)
Common stock issued for repayment of related party note payable	-	-	74,000,000	140,000	-	-	-	-	140,000
Common stock issued for conversion of convertible promissory note	-	-	16,724,000	5,351	-	-	-	-	5,351
Common stock – Class B issued for related party note payable	-	-	-	-	115,025	1,150	478,121	-	479,271
Common stock issued for services received	-	-	22,750,000	14,219	-	-	-	-	14,219
Extinguishment of debt– related party	-	-	-	-	-	-	66,015	-	66,015
Net loss for the year ended December, 31, 2009	-	-	-	-	-	-	-	(2,221,419)	(2,221,419)
Balance at December 31, 2009	1,444.44	$1,444,444	599,115,387	$1,074,736	115,025	$1,150	$8,888,090	$(13,486,599)	$(2,078,179)

Exchange of convertible promissory note and accrued interest for Series A Preferred Stock	119	118,766	-	-	-	-	-	-	118,766
Issuance of Series A Preferred Stock for cash	1,100	1,100,000	-	-	-	-	-	-	1,100,000
Common stock issued for services received	-	-	5,300,000	15,570	-	-	-	-	15,570
Net income for the year ended December, 31, 2010	-	-	-	-			-	987,631)	1,027,631
Balance at December 31, 2010	2663.44	$2,663,210	604,415,387	$1,090,306	115,025	$1,150	$8,888,090	$(12,498,968)	$183,788

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
STATEMENTS OF CASH FLOWS  FOR THE YEARS ENDED DECEMBER 31,

	2010	2009
Cash flows from operating activities:
Net income (loss)	$987,631	$(2,221,419)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	10,890	9,262
Loss on valuation of derivative	382,128	1,047,366
Amortization of discount on debt	-	94,670
Beneficial conversion incurred in debt reduction	-	554,555
Common stock issued for services	15,570	14,219
Gain on extinguishment of derivative liability	(1,636,695)	-
Changes in certain assets and liabilities:
Decrease (increase) in accounts receivable	1,904	(6,188)
(Increase) decrease in inventories	(1,106)	6,246
Increase in prepaid expenses and other assets	(7,433)	(10,927)
Increase in accounts payable and accrued expenses	53,061	184,867
Increase in due to related parties	59,296	69,421
Decrease in deferred maintenance contracts	(1,040)	(7,197)
Net cash (used in) operating activities	(135,794)	(265,125)

Cash flows from investing activities:
Purchases of equipment	(12,612)	(5,394)
Net cash used in investing activities	(12,612)	(5,394)

Cash flows from financing activities:
Net proceeds from sale of Series A Preferred Stock	1,100,000	-
Net cash provided by financing activities	1,100,000	-

Net (decrease) increase in cash and cash equivalents	951,594	(270,519)
Cash and cash equivalents, beginning of year	190,350	460,869

Cash and cash equivalents, end of year	$1,141,944	$190,350

Supplemental Schedule of Cash Flow Information::
During the year, cash was paid for the following:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
STATEMENTS OF CASH FLOWS

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2010:

a)  The Company converted $4,000 of accounts payable into 1,300,000 shares of Class A common stock.

b) The Company issued 4,000,000 shares of Class A common stock with a fair value $11,570 for services.

c) The Company issued 119 shares of Series A Preferred Stock in exchange for $112,058 Convertible Promissory Note and accrued interest of $6,708 to iVoice, Inc.

d) The Company converted $60,000 receivable to convertible note receivable.

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
DECEMBER 31, 2010 AND 2009

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

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 2 - BUSINESS OPERATIONS (continued)

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

As of December 31, 2010, the Company had negative cash flow from operations since inception and recurring net losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 3 - GOING CONCERN (continued)

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

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d) Product Warranties

The Company estimates its warranty costs based on historical warranty claims experience. Due to the limited sales of the Company’s products, management has determined that warranty costs are immaterial and has not included an accrual for potential warranty claims. Presently, costs related to warranty coverage are expensed as incurred. Warranty claims are reviewed quarterly to verify that warranty liabilities properly reflect any remaining obligation based on the anticipated expenditures over the balance of the obligation period.

e) Research and Development Costs

Research and development costs are charged to expense as incurred. The Company has not incurred any research and development costs for the years ended December 31, 2010 and 2009.

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses.  For the years ended December 31, 2010 and 2009, the Company incurred advertising expenses of $2,663 and $8,893, respectively.

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2010 and 2009.

The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

h) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of December 31, 2010 the Company believes it has no significant risk related to its concentration within its accounts receivable.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i) Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2010 and 2009 is adequate.

j) Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years.  Maintenance and repairs are charged to expense as incurred.

k)  Intangible Assets

Registration and maintenance costs associated with the filing and registration of patents are prepaid and amortized over the remaining life of the patent, not to exceed 20 years. Costs associated with such patents are not approved or abandoned.

l) Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740. Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are taxable only when the valuation change is realized.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

l) Income Taxes (continued)

The Company has adopted FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. The Company has no uncertain tax positions.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation.

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2010 and 2009 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2010 and 2009.

m)  Earnings (loss) per Share

FASB Accounting Standards Codification (“ASC”) 260-10 (Prior authoritative literature: FASB Statement 128, “Earnings per Share”) requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the year ended December 31, 2009 does not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

For the year ended December 31, 2010 there were 1,310,683,125 average share equivalents which are included in the calculation of diluted earnings per share.  The computation of diluted loss per share for the year ended December 31, 2009 does not assume conversion, exercise or contingent exercise of warrants, and securities in the amount of 448,950,321 shares as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The computation of EPS is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$987,631	$(2,221,419)
Weighted-average common shares outstanding	602,537,579	542,134,390
Basic net income (loss) per share attributable to common stockholders	$0.00	$(0.00)
Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$987,631	$(2,221,419)
Weighted-average common shares outstanding	602,537,579	542,134,390
Incremental shares attributable to: Series A Preferred Stock and Series B Common Stock	1,310,683,125	-
Total adjusted weighted-average shares	1,913,220,704	542,134,390
Diluted net income (loss) per share attributable to common stockholders	$0.00	$(0.00)

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

o)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the financial position, operations or cash flows for the year ended December 31, 2009.

p)    Fair Value of Instruments

The carrying amounts reported in the balance sheets as of December 31, 2010 and December 31, 2009 for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate this fair value because of the immediate or short-term maturity of these financial instruments.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

q)    Impairment of Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying   amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment losses have been recognized for the years ended December 31, 2010 and 2009, respectively.

r) Recent Accounting Pronouncements

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

In December 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-29, Business Combinations (Topic 805)–Disclosure of Supplementary Pro Forma Information for Business Combinations–a consensus of the FASB Emerging Issues Task Force ("ASU 2010-29"). ASU 2010-29 requires a public entity to disclose pro forma revenue and earnings for a business combination occurring in the current year as though the business combination occurred as of the beginning of the year or, if comparative statements are presented, pro forma amounts are required to be presented as though the business combination took place as of the beginning of the comparative year. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We will apply ASU 2010-29 prospectively to business combinations consummated subsequent to January 1, 2011.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles–Goodwill and Other (Topic 350)–When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying amounts–a consensus of the FASB Emerging Issues Task Force ("ASU 2010-28"). ASU 2010-28 provides guidance on (i) the circumstances under which step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts and (ii) the qualitative factors to be taken into account when performing step 2 in determining whether it is more likely than not that an impairment exists. For public entities, the provisions of ASU 2010-28 will be effective for fiscal years and interim periods within those years beginning after December 15, 2010. We are currently evaluating the impact this update will have on our financial statements.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 5 – NOTE RECEIVABLE – RELATED PARTY

Effective January 1, 2010, the Company entered into an administrative services agreement with iVoice, Inc., a related party. The Company will provide iVoice, Inc. administrative and financial services as well as providing iVoice, Inc. with office space. This agreement will continue on a month-to-month basis unless terminated by either party by providing 30 days written notice. In consideration of the services, iVoice, Inc. will pay B Green $5,000 per month. For the year ended December 31, 2010 the Company recorded income of $60,000, and such income is included in other income in the accompanying statement of operations for the period ended December 31, 2010

On April 30, 2010, the Administrative Services Agreement between the Company and iVoice, Inc. was amended to state that the Administrative Service Fees will be evidenced by a Convertible Promissory Note, the terms of which are as follows:

i.	Interest will accrue in the unpaid balance at the rate of prime plus 1 percent per annum.
ii.
Additional advances to include administrative service fees accrued pursuant to the Administrative Services Agreement will be added to the principal of this note and will accrue interest at the above specified rate.

iii.	The interest shall accrue monthly and be paid annually.
iv.	The principal is payable on demand.
v.
The Company may elect payment of the principal and/or interest at our sole discretion, owed pursuant to the note by requiring the iVoice to issue to the Company, or its assigners either: (i) one Class B common stock share of the maker, no par value per share, for each dollar owed, (ii) the number of Class A common stock shares of the maker calculated by dividing (x) the sum of the principal and interest that the holder has decided to have paid by (y) fifty percent (50%) of the lowest issue price of Class A common stock, or (iii), payment of the principal, before any repayment of interest.

vi.	This note may be prepaid in full or in part at any time without penalty.
vii.
In the event of (a) default in payment of any installment of principal or interest hereof as the same becomes due and such default is not cured within ten (10) days from the due date, or (b) default under the terms of any instrument securing this Note, and such default is not cured within fifteen (15) days after written notice, then in either such event the holder may, without further notice, declare the remainder of the principal sum, together with all interest accrued thereon, and the prepayment premium, if any, at once due and payable. Failure to exercise this option shall not constitute a waiver of the right to exercise the same at any other time. The unpaid principal of the note and any part thereof, accrued interest and all other sums due shall bear interest at the rate of prime plus 2 percent per annum after default until paid.

As of December 31, 2010 and December 31, 2009, the note receivable balance was $60,000 and $-0-, respectively. Additionally, the Company recorded interest income of $1,070 and $-0- for the years ended December 31, 2010 and 2009, respectively.  Interest receivable was $1,070 as of December 31, 2010.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2010	December 31, 2009
Machinery and equipment	$57,827	$45,215
Less: Accumulated depreciation	(22,551)	(11,661)

	$35,276	$33,554

Depreciation expense was $10,890 and $9,262 for the years ended December 31, 2010 and 2009, respectively.

On January 24, 2008, B Green Innovations, Inc. (the "Company") entered into a non-binding Letter  of Intent with Atire Technologies, Inc. ("Atire") for the purpose of discussing and negotiating a merger of Atire into a wholly owned subsidiary of the Company. On February 1, 2008, the  Company provided a secured loan to Atire for the sum of Thirty Thousand Dollars ($30,000) in the form of a Secured Promissory Note and Security Agreement (the “Note”). On April 22, 2008, the Company notified Atire that is was terminating discussions with Atire. Atire breached the terms of repayment under the Note and subsequently, the Company filed suit against Atire and Robert F. Williams, a guarantor of the Note (“Williams”). In 2008, the Company fully reserved the outstanding balance as it was deemed uncollectible.

On May 21, 2009, the Company entered into a Stipulation of Settlement with Atire and Williams whereby Atire agreed to transfer to the Company all of its rights, title and interest in various assets of Atire (the “Assets”). These assets include various machinery and supplies used in the fabrication of products from recycled tire rubber. The Company has valued these assets at $25,503, the amount of the note receivable previously wrtten-off, and such amount is included in the accompanying balance sheets under Property, Plant, and Equipment.

NOTE 7 – INTANGIBLE ASSETS

Intangible consists of patents pending in the amount of $59,934 for the years ended December 31, 2010 and 2009, respectively. There was no amortization expense for the years ended December 31, 2010 and 2009. We assess the carrying value of intangible assets for impairment annually. As of December 31, 2010 and 2009, there was no impairment of these assets.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 8 - RELATED PARTY TRANSACTIONS

In conjunction with the spin-off from iVoice, Inc., the Company, and its former subsidiary, had entered into a temporary administrative services agreements with iVoice. The administrative services agreements were to continue on a month-to-month basis until the Company has found replacement services for those services being provided by iVoice or can provide these services for itself. As of October 1, 2009 iVoice has suspended all charges for the Administrative Service Agreement for the Company and with the Company.  There were no administrative service charges for the year ended December 31, 2010. Administrative services were $37,989 for the year ended December 31, 2009 (see Note 9).

Effective November 17, 2009, the Company’s subsidiary at the time and iVoice mutually agreed to terminate and extinguish any all obligations between the parties pursuant to the following agreements:

a. The Administrative Services Agreement dated March 1, 2007 by and between B Green Innovations, Inc. (subsidiary) and iVoice, Inc.
b. The Convertible Promissory Note dated May 5, 2008 issued by B Green Innovations, Inc. payable to iVoice, Inc.
c. The Security Agreement dated May 5, 2008 by and between B Green Innovations, Inc. and iVoice, Inc.

As a result of the above the Company extinguished a total of $63,875 of a Convertible Promissory Note and accrued interest of $2,140. The total of $66,015 was recorded in the balance sheet as of December 31, 2009 as additional paid-in capital as it is a related party transaction.

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. and the Company was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 and $1,100,000 in cash for 1,219 shares of the Company’s 3% Series A Preferred Stock. As a result, the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 which is included in other income in the accompanying statement of operations for the year ended December 31, 2010 (See Note 11 for terms of the 3% Preferred Stock).

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of the Company.  This amount is related to funds loaned to iVoice and is unrelated to the operations of the Company.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% and 5.25% at December 31, 2010 and 2009, respectively) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the promissory note, at the option of the note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of the Company, par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. For the year ended December 31, 2010, Mr. Mahoney did not convert any of the outstanding loan into shares. During 2009 Mr. Mahoney received 74,000,000 shares of Class A Common Stock, with a market value of $140,000 as repayment of $23,680 of the loan. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $116,320. During 2009 Mr. Mahoney also received 115,025 shares of Class B Common Stock as repayment of $115,205 of the loan. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $364,246. As of December 31, 2010 and 2009, the outstanding balance was $3,003, plus accrued interest of $113,394 and $100,692, respectively.

On May 8, 2007, the Company executed a Security Agreement providing Jerome Mahoney, President and Chief Executive Officer of the Company, with a security interest in all of the assets of the Company to secure the promissory note dated August 5, 2005 and all future advances including, but not limited to, additional cash advances, deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to the Company.

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

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. Mr. Mahoney deferred $53,302 and $27,604 of his compensation for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, total deferred compensation due to Mr. Mahoney was $312,750 and $253,448, respectively.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

On August 29, 2005, the Company entered into an employment agreement with Mark Meller.  Mr. Meller served as the Company’s President, Chief Executive Officer and Chief Financial Officer until August 29, 2006.  As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter.  Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation.  The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock. During 2010 and 2009, Mr. Meller received no payments for deferred compensation. As of December 31, 2010 and 2009, total deferred compensation due to Mr. Meller was $53,860.

NOTE 9 – CONVERTIBLE PROMISSORY NOTE AND DERTIVATIVE LIABILITY

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

On March 5, 2008, the Company converted its outstanding accounts payable to iVoice, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. There were no administrative service charges for the year ended December 31, 2010. For the year ended December 31, 2009, unpaid administrative services were $37,989, and were added to the original convertible promissory note of $50,652 and the unpaid administrative charges of $42,209 for the year ended December 31, 2008 for a total of $130,850

iVoice, Inc. may elect payment of the principal and/or interest, at its sole discretion, owed pursuant to this Note by requiring the Company to issue to iVoice, or its assigns either: (i) one Class B common stock share of the Company par value $.01 per share, for each dollar owed, (ii) the number of Class A common stock shares of the Company calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to have paid by (y) eighty percent (80%) of the lowest issue price of Class A common stock since the first advance of funds under this Note, or (iii), payment of the principal of this Note, before any repayment of interest.

During the year ended December 31, 2009, the Company issued 16,724,000 shares of Class A common stock with a fair value of $10,452 to reduce the convertible promissory note in the amount of $5,352. During the year ended December 31, 2008, the Company issued 42,000,000 shares of Class A common stock with a fair value of $45,720 to reduce the convertible promissory note in the amount of $13,440.

As of December 31, 2010 and 2009, the outstanding balances on the Convertible Promissory Note were $-0- and $112,058, respectively.

As of October 1, 2009 iVoice, Inc. suspended all charges for the Administrative Service Agreement (see Note 8).

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 9 – CONVERTIBLE PROMISSORY NOTE AND DERIVATIVE LIABILITY (continued)

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

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 for 119 shares of the Company’s 3% Preferred Stock. As a result the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included as other income in the accompanying statement of operations for the year ended December 31, 2010.  The fair value of the embedded conversion was estimated at the February 10, 2010 using the Black-Scholes model with the following assumptions: risk free interest rate: 1.44%; expected dividend yield: 0%: expected life: 5 years; and volatility: 219.73%.

For the year ended December 31, 2010, the Company recorded a loss on Valuation of Derivative in the amount of $382,128 as compared to a Loss on Valuation of Derivative in the amount of $1,118,504 for the year ended December 31, 2009. The fair value of the embedded conversion was estimated at the December 31, 2009 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.69%; expected dividend yield: 0%: expected life: 3.17 years; and volatility: 257.85%.

The derivative liability was $-0- and $1,254,567 at December 31, 2010 and December 31, 2009, respectively.

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

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 9 – CONVERTIBLE PROMISSORY NOTE AND DERIVATIVE LIABILITY (continued)

Effective November 17, 2009, the Company and iVoice mutually agreed to terminate and extinguish any all obligations between the parties pursuant to the following agreements:

a. The Administrative Services Agreement dated March 1, 2007 by and between B Green Innovations, Inc. (subsidiary) and iVoice, Inc.
b. The Convertible Promissory Note dated May 5, 2008 issued by B Green Innovations, Inc. (subsidiary) payable to iVoice, Inc.
c. The Security Agreement dated May 5, 2008 by and between B Green Innovations, Inc. (subsidiary) and iVoice, Inc.

As a result of the above the Company extinguished a total of $63,875 of a Convertible Promissory Note and accrued interest of $2,140. The total of $66,015 was recorded in the balance sheet as additional paid-in capital as since this is classified as a related party transaction as of December 31, 2009. The fair value of the embedded conversion was estimated at November 17, 2009 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.69%; expected dividend yield: 0%: expected life: 5 years; and volatility: 296.01%.

In accordance with FASB ASC 815-10 (Prior authoritative literature: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 2.25%; expected dividend yield: 0%: expected life: 5 years; and volatility: 226.33%. The accounting guidance instructs that the conversion options are a derivative liability. At June 30, 2008 the Company recorded the conversion options as a liability, recorded a debt discount of $8,000, and charged Other Expense - Loss on Valuation of Derivative for $1,904, resulting primarily from calculation of the conversion price.

For the year ended December 31, 2009, the Company recorded a Gain on Valuation of Derivative in the amount of $71,138.

For the year ended December 31, 2009 total unpaid administrative services in the amount of $36,000 was added to the convertible promissory note. There were no administrative charges for the year ended December 31, 2010.

The derivative liability was $-0- at December 31, 2010 and December 31, 2009, respectively.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 10  - INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At December 31, 2010 and 2009 deferred tax assets consist of the following:

	2010	2009
Net operating loss carry forwards	$939,000	$853,000
Deferred compensation	146,000	125,000
Deferred tax asset	1,085,000	978,000
Less: valuation allowance	(1,085,000)	(978,000)
Deferred tax asset, net	$-0-	$-0-

At December 31, 2010 and 2009, the Company had a federal net operating loss carry forward in the approximate amounts of $2,350,000 and $2,136,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

The Company has adopted FASB ASC 740-10, Accounting for Uncertainty in Income Taxes.  The guidance clarified the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken, or expected to the taken, on a tax return. The impact of an uncertain income tax provision on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. On the date of adoption, there were no unrecognized tax benefits. Further, there are no unrecognized tax benefits included in the Company’s balance sheet at December 31, 2010 and 2009, respectively.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 11  -  CAPITAL STOCK

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

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 11  -  CAPITAL STOCK (continued)

a)         Preferred Stock (continued)

On February 10, 2010, iVoice, Inc. agreed to purchase 1,100 shares of the Company’s 3% Preferred Stock for $1,100,000 in cash.

On February 10, 2010, the Company issued 119 shares of Series A Preferred Stock in exchange for $112,058 Convertible Promissory Note and accrued interest of $6,708 to iVoice, Inc.

As of December 31, 2010, 2,663 shares of Series A 3% Preferred Stock are issued and outstanding.

b)         Class A Common Stock

As of December 31, 2009, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 605,609,870 shares were issued, 604,415,387 shares were outstanding, and 1,194, 483 shares were issued pending conversion by YA Global Investments

As of December 31, 2009, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 600,309,870 shares were issued, 599,115,387 shares were outstanding, and 1,194, 483 shares were issued pending conversion by YA Global Investments.

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

During the year ended December 31, 2010 the Company converted $4,000 of accounts payable into 1,300,000 shares of Class A common stock.

During the year ended December 31, 2010 the Company issued 4,000,000 shares of Class A common stock with a fair value $11,570 for services.

c)         Class B Common Stock

As of December 31, 2010, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share and 115,025 shares issued and outstanding.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009,

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 11  -  CAPITAL STOCK (continued)

c)         Class B Common Stock (continued)

the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. No shares were issued during the year ended December 31, 2010.

As of December 31, 2010, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of December 31, 2010 and 2009, no shares were issued or outstanding.

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

The Company did not issue any stock options as of December 31, 2010.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 13 – FAIR VALUE MEASUREMENTS (continued)

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

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 13 – FAIR VALUE MEASUREMENTS (continued)

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

December 31, 2010
	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Total Liabilities	$-	$-	$-	$-

December 31, 2009
	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Derivative liabilities	-	1,254,567	-	1,254,567
Total Liabilities	$-	$1,254,567	$-	$1,254,567

The Company’s derivatives are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, and volatility factors. The Company did not hold financial assets and liabilities, which were recorded at fair value in the Level 3 category as of December 31, 2010 and December 31, 2009.

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 14 – SEGMENT DATA

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

The tables below present information about reportable segments for the years ended December 31, 2010 and 2009.

2010
	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$150,693	$26,505	$-	$177,198
Cost of sales	83,936	183	-	84,119
Gross profit	66,757	26,322	-	93,079

General and administrative	-	-	646,316	646,316
Interest, net	-	-	6,190	6,190
Gain from extinguishment of derivative	-	-	(1,696,695)	(1,696,695)
Loss on valuation of derivative	-	-	382,128	382,128
Other income	-	-	(292,491)	(292,491)
	-	-	(894,552)	(894,552)

Income before taxes	$66,757	$26,322	$894,552	$987,631

Segment assets	$5,390	-	$1,324,129	$1,327,519

B GREEN INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010 AND 2009

NOTE 14 – SEGMENT DATA (continued)

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

NOTE 16 – SUBSEQUENT EVENT

On January 5, 2011, the Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057,664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note.

