Form 10-Q
period 2011-03-31
B Green Innovations, Inc.
filed 2011-05-16
CIK 1307969

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 605,609,870 shares of Class A Common stock, no par value as of May, 10 2011.

B GREEN INNOVATIONS, INC

Item 1.                      CONDENSED FINANCIAL STATEMENTS (Unaudited)

B GREEN INNOVATIONS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS	March 31,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$149,436	$1,141,944
Marketable securities, at fair value	900,000	-
Accounts receivable	11,796	4,284
Inventories	502	1,106
Note receivable	21,500	60,000
Prepaid expenses and other current assets	21,867	24,975
Total current assets	1,105,101	1,232,309

Property, plant and equipment, net	15,939	35,276
Intangible assets, net of accumulated amortization	54,223	59,934

Total assets	$1,175,263	$1,327,519

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$711,834	$699,554
Due to related parties	523,315	480,004
Deferred maintenance contracts	2,503	1,170
Notes payable to related parties	3,003	3,003
Total current liabilities	1,240,655	1,183,731

Stockholders' equity (deficit):
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 10,000 shares designated as follows; 990,000 available for further designation
Series A 3% Secured Preferred Stock; $1,000 stated value, 10,000 shares authorized; 1,606 shares issued and outstanding at at March 31, 2011 and 2,663 shares issued and outstanding at December 31, 2010	1,605,546	2,663,210
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 605,609,870 shares issued and 604,415,387 outstanding and 1,194,483 in escrow at March 31, 2011 and December 31, 2010	1,090,306	1,090,306
Class B - $.01 par value; authorized 50,000,000 shares; 99,858 shares issued and outstanding at March 31, 2011 and 115,025 issued and outstanding at December 31, 2010	999	1,150
Class C - $.01 par value; authorized 20,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	9,864,634	8,888,090
Accumulated deficit	(12,626,877)	(12,498,968)
Total stockholders' equity (deficit)	(65,392)	143,788
Total liabilities and stockholders' equity (deficit)	$1,175,263	$1,327,519

See accompanying notes to condensed consolidated financial statements

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	March 31, 2011	March 31, 2010

Net sales	$41,621	$42,400

Cost of sales	11,660	25,412

Gross profit	29,961	16,988

Operating expenses:
Selling, general and administrative expenses	162,060	139,777
Impairment of assets	19,582	-

Total operating expenses	181,642	139,777

Loss from operations	(151,681)	(122,789)

Other income (expense):
Interest income	1,002	821
Interest expense	(3,730)	(2,953)
Other income	26,500	247,491
Gain from extinguishment of derivative	-	1,636,695
(Loss) gain on valuation of derivative	-	(382,128)

Total other income (expense)	23,772	1,499,926

Income (loss) from operations before provision for income taxes	(127,909)	1,377,137

Provision for income taxes	-	-
Net income (loss)	$(127,909)	$1,377,137

Basic income (loss) per common share	$(0.00)	$0.00
Diluted income (loss) per common share	$(0.00)	$0.00

Weighted average shares outstanding
Basic	604,415,387	599,115,387
Diluted	604,415,387	3,563,817,753

See accompanying notes to condensed consolidated financial statements

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
Cash flows from operating activities:	March 31, 2011 March 31,2010
Net income (loss)	$(127,909)	$1,377,137
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Depreciation and amortization	5,466	2,723
Impairment of assets	19,582	-
Loss on valuation of derivative	-	328,128
Gain on extinguishment of derivative liability	-	(1,636,695)

Changes in assets and liabilities:
Increase in accounts receivable	(7,512)	(4,058)
Decrease in inventories	604	-
Decrease (increase) in prepaid expenses	3,108	(15,822)
Increase in notes receivable	(26,500)	-
Increase in accounts payable and accrued liabilities	12,280	22,488
Increase in amounts due to related parties	42,207	4,147
Increase (decrease) in deferred maintenance contracts	1,333	(1,212)
Net cash (used in) provided by operating activities	(77,341)	130,836

Cash flows from investing activities:
Purchases of marketable securities	(900,000)	-
Net cash used in investing activities	(900,000)	-

Cash flows from financing activities:
Repurchase of Class B Common Stock	(15,167)	-
Net proceeds from sale of Series A Preferred Stock	-	1,100,000
Net cash (used in) provided by financing activities	(15,167)	1,100,000

Net increase (decrease) in cash and cash equivalents	(992,508)	1,230,836
Cash and cash equivalents at beginning of period	1,141,944	190,350
Cash and cash equivalents at end of period	$149,436	$1,421,186

During the period, cash was paid for the following:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed financial statements

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the Three Months Ended March 31, 2011:

a) The Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057.664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note.

For the Three Months Ended March 31 2010:

a) The Company issued 119 shares of Series A Preferred Stock in exchange for $118,766 Convertible Promissory Notes to iVoice, Inc.

See accompanying notes to condensed financial statements

     B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011 and 2010

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
March 31, 2011 and 2010

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

As of March 31, 2011, the Company had a net operating loss, and negative cash flow from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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
March 31, 2011 and 2010

Note 4        Summary of Significant Accounting Policies

a)    Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2010 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

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
March 31, 2011 and 2010

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

e)    Research and Development Costs

Research and development costs are charged to expense when incurred. The Company has not incurred any research and development costs for the three months ended March 31, 2011 and 2010.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the three months ended March 31, 2011 and 2010, the Company incurred $436 and $177, respectively.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2011 and December 31, 2010. The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

h)   Marketable Securities

The Company has evaluated its investment policies consistent with ASC 320-10-25, “Classification of Investment Securities”, and determined that all of its investment securities are to be classified as marketable securities. Marketable securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity (Deficit) under the caption Accumulated Other Comprehensive Income.

i)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of March 31, 2011 the Company believes it has no significant risk related to its concentration within its accounts receivable.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2011 and 2010

Note 4        Summary of Significant Accounting Policies (continued)

j)    Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of March 31, 2011 and December 31, 2010 is adequate.

k)   Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

l)   Intangible Assets

Registration and maintenance costs associated with the filing and registration of patents are prepaid and amortized over the remaining life of the patent, not to exceed 20 years. Costs associated with such patents are not approved or abandoned.

m)   Income Taxes

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2011 and 2010

Note 4        Summary of Significant Accounting Policies (continued)

m)   Income Taxes (continued)

The Company has adopted FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. The Company has no uncertain tax positions. Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the three months ended March 31, 2011 and 2010 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2011 and December 31, 2010.

n)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended March 31, 2010.

o)     Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of March 31, 2011 and December 31, 2010 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of debt approximates its carrying value at the stated or discounted rate of the debt to reflect recent market conditions.

p)     Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying a-mount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  For the three ended March 31, 2011 the Company recorded an impairment loss of $19,582 related to fixed asset no longer utilized in the amount of $17,258 and for patents rejected in the amount of $2,324. Such amounts in accompanying statement of operations in operating expenses.  No impairment losses were recognized for the three months ended March 31, 2010.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2011 and 2010

Note 5        Earnings (Loss) Per Share

FASB ASC 260-10 requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the three months ended March 31, 2011 does not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

For the three months ended March 31, 2010 there were 2,764,702,366 average share equivalents which are included in the calculation of diluted earnings per share.  The computation of diluted loss per share for the three months ended March 31, 2011 does not assume conversion, exercise or contingent exercise of warrants, and securities in the amount of 3,092,109,197 shares as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

Note 5        Income (Loss) Per Share

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Basic net income (loss) per share:
Net income (loss)	$(127,909)	$1,377,137
Weighted-average common shares outstanding	604,415,387	599,115,387
Basic net income (loss) per share	$(0.00)	$0.00
Diluted net income (loss) per share:
Net income (loss)	$(127,909)	$1,377,137
Weighted-average common shares outstanding	604,415,387	599,115,387
Incremental shares attributable to the common stock equivalents	-	2,964,702,366
Total adjusted weighted-average shares	604,415,387	3,563,817,753
Diluted net income (loss) per share	$(0.00)	$0.00

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2011 and 2010

Note 6       Intangible Assets

Intangible assets consist of patents pending in the amount of $54,223 and $59,934 for the periods ended March 31, 2011 and December 31, 2010. For the three months ended March 31, 2011, the Company had an impairment of $2,324 for patents that were rejected, and amortization expense of $3,387 on patents that have been issued. There was no amortization expense for the three months ended March 31, 2010.

Note 7       Note Receivable – Related Party

The Company has an administrative services agreement with iVoice, Inc., a related party. The Company will provide iVoice, Inc. administrative and financial services as well as providing iVoice, Inc. with office space. On March 10, 2011, the Company and iVoice, Inc. entered into a new administrative services agreement which supersedes all prior agreements. The terms of the agreement are as follows: In consideration of the services, iVoice, Inc. will pay B Green $5,000 per month. On March 10, 2011, the agreement was modified to increase the administrative service fee from iVoice from $5,000 to $15,000 per month. This agreement will continue on a month-to-month basis unless terminated by either party by providing 30 days written notice.

a)
The agreement is on a month-to-months basis unless terminated by either party providing thirty (30) days advance notice to the non-terminating party. This agreement cannot be terminated until B green has redeemed all of the B Green Series A 3% Preferred Stock that is held by the Company.

b)	In consideration of the services, iVoice, Inc. will pay B Green $15,000 per month.
c)	B Green shall receive payment by redeeming the number of B Green Series A 3% Preferred Stock shares held by iVoice using the formula set below:
i.
calculate the number of iVoice Class A Common Stock shares by dividing (x) the dollar value of the fees that B Green is to be paid by fifty percent (50%) of the lowest issue price of iVoice Class A common Stock.

ii.
The iVoice market value shall be equal to the number of iVoice Class A Common Stock shares calculated above multiplied by the highest closing ask price of iVoice Class A Common stock in the previous thirty (30) trading days prior to the date of the calculation.

iii.
The number of B Green Series A 3% Preferred Stock shares to be redeemed hereunder shall be calculated by dividing the iVoice Market value calculated above by the Series A Initial Value, as defined in the B Green Certificate of Incorporation.

On January 5, 2011, the Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057.664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note. For the three months ended March 31, 2011 the Company recorded income of $26,500 which is included in other income in the accompanying statement of operations as compared to $15,000 for the three months ended March 31, 2010.

As of March 31, 2011 and December 31, 2010, the note receivable balance was $21,500 and $60,000, respectively. Additionally, the Company recorded interest expense of $53 and $-0- for the three months ended March 31, 2011 and 2010, respectively.  Accrued interest was $18 and $1,070 as of March 31, 2011 and December 31, 2010, respectively.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2011 and 2010

Note 8        Related Party Transactions

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. and the Company was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 and $1,100,000, respectively, for 1,219 shares of the Company’s 3% Preferred Stock. As a result the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included as other income in the accompanying statement of operations for the three months ended March 31, 2010 (See Notes 7 and 11).

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of B Green Innovations, Inc.  This amount is related to funds loaned to iVoice and is unrelated to the operations of B Green Innovations, Inc.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at March 31, 2011) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of March 31, 2011 and December 31, 2010, the outstanding balances were $3,003, plus accrued interest of $117,122 and $113,394, respectively.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2011 and 2010

Note 8        Related Party Transactions (continued)

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. As of March 31, 2011 and December 31, 2010, total deferred compensation due to Mr. Mahoney was $352,333 and $312,750 respectively.

Note 9        Convertible Promissory Note and Derivative Liability

The Company had entered into a temporary administrative services agreement with iVoice. The administrative services agreement continued on a month-to-month basis until the Company found replacement services for those services being provided by iVoice or could provide these services for itself. In March 2008, the administrative services agreement was amended to provide that accrued and unpaid administrative services be aggregated and converted into a Convertible Promissory Note. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. As of October 1, 2009 iVoice, Inc. suspended all charges for the Administrative Service Agreement.

In accordance with FASB ASC 815-10 the Company determined that the conversion feature of the Debenture met the criteria of an embedded derivative, and therefore the conversion feature of this Debenture needed to be bifurcated and accounted for as a derivative.

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 for 119 shares of the Company’s 3% Preferred Stock. As a result the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included as other income in the accompanying statement of operations for the three months ended March 31, 2010. For the three months ended March 31, 2010, the Company recorded a loss on Valuation of Derivative in the amount of $382,128. No gain or loss was recorded for the three months ended March 31, 2011. The fair value of the embedded conversion was estimated at the February 10, 2010 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.69%; expected dividend yield: 0%: expected life: 5 years; and volatility: 234.66%.

The derivative liability was $-0- at March 31, 2011 and December 31, 2010, respectively.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2011 and 2010

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

On January 7, 2010, the Company received $232,491 from the sale of New Jersey state net operating losses. This amount is included in other income in the accompanying Statement of operations for the three months ended March 31, 2010.

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
March 31, 2011 and 2010

Note 11        Capital Stock (continued)

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

On January 5, 2011, the Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057.664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note. This transaction result in a reduction in Preferred Stock in the amount of $1,057,664 and a credit to additional paid-in capital in the amount of $991,560.

As of March 31, 2011 and December 31, 2010 1,606 shares and 2,663 shares of Series A 3% Preferred Stock are issued and outstanding, respectively.

In February the Board of Directors authorized the Company to sell up 350 shares of the Series A 3% Preferred Stock.

b)           Class A Common Stock

As of March 31, 2011, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 605,609,870 shares were issued, and 604,415,387 shares were outstanding, and 1,194,483 shares were issued pending conversion by YA Global Investments.

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

       B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2011 and 2010

Note 11        Capital Stock (continued)

c)           Class B Common Stock

As of March 31, 2011, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share and 99,858 shares issued and outstanding.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. In February 2011, the Board of Directors authorized the Company to buyback up to 115,025 shares of Class B common stock at $1.00 per share. During the three months ended March 31, 2011, the Company repurchases 15,167 shares of its Class B Common Stock at $1.00 per share, which was the same price that it was originally purchased from a related party.

d)           Class C Common Stock

As of March 31, 2011, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of March 31, 2011, no shares were issued or outstanding.

Note 12        Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of March 31, 2011.

   B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2011 and 2010

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
March 31, 2011 and 2010

Note 13        Fair Value Measurements (continued)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2011 and December 31, 2010. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2011 and 2010

Note 14        New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s results of operations or financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2011 and 2010

Note 15         Segment Data (continued)

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

The tables below present information about reportable segments for the three months ended March 31, 2011 and 2010.

Three Months Ended March 31, 2011

	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$35,278	$6,343	$-	$41,621
Cost of sales	11,660	-	-	11,660
Gross profit	23,618	6,343	-	29,961

General and administrative	-	-	162,060	162,060
Interest, net	-	-	2,728	2,728
Impairment of assets	-	-	19,582	19,582
Other income	-	-	(26,500)	(26,500)
	-	-	157,870	157,870

Income (loss) before taxes	$23,618	$6,343	$(157,870)	$(127,909)

Three Months Ended March 31, 2010

	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$41,189	$1,211	$-	$42,400
Cost of sales	25,412	-	-	25,412
Gross profit	12,765	1,211	-	16,988

General and administrative	-	-	139,777	139,777
Interest, net	-	-	2,132	2,132
Gain on extinguishment of derivative	-	-	(1,636,695)	(1,636,695)
Other income	-	-	(247,491)	(247,491)
Loss on valuation of derivative	-	-	382,128	382,128
	-	-	(1,360,149)	(1,360,149)

Income before taxes	$12,765	$1,211	$1,360,149	$1,377,137

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are:  changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10−K for the fiscal year ended December 31, 2010 entitled “Risk Factors”.

Results of Operations

Total revenues decreased $779 (1.8%) for the three months ended March 31, 2011 to $41,621 as compared to $42,400 for the same period in the prior year. An increase in maintenance services for the IVR business was offset by a decrease in revenues for our “green” products. Lower and more competitive prices of our “green products.”  was mostly offset by the substantial increase in volume attributed to the lower prices. The Company continues to evaluate additional products to its product line as well as expanding its distribution channels. Recently, the Company released its new 100% Degradable / Biodegradable Compactor Bags. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Gross profit increased $12,973 (76.4%) for the three months ended March 31, 2011 to $29,961 as compared to $16,988 for the same for the same period in the prior year as a result of the lower manufacturing costs of the “green” products and the increase in revenues on IVR maintenance services which has a high gross profit.

Total operating expenses increased $41,865 (30%) for the three ended March 31, 2011 to $181,642 as compared to $139,777 for the same period in the prior year. This increase is mainly attributed to an increase in officer’s salaries and impairment of assets.

For the three months ended March 31, 2011, the Company had a loss from operations of $151,681 as compared to a loss from operations of $122,789 for the three months ended March 31, 2010 as a result of the factors discussed above.

Total other income was $23,772 for the three months ended March 31, 2011 as compared to other income of $1,499,926 for the three months ended March 31, 2010. This decrease in other income is primarily due to the gain on the extinguishment of the derivative liability as a result on the conversion to preferred stock in 2010. The decrease in other income is also a result of the sale of net operating loss carryforwards in the prior year in the amount of $232,491.

Net loss for the quarter ended March 31, 2011 was $127,909 as compared to net income of $1,377,137 for the three months ended March 31, 2010. The changes were the result of the factors discussed above.

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

During the three months ended March 31, 2011, the Company had a net decrease in cash of $992,508.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $77,341 in operating activities for the three months ended March 31, 2011 as compared generating $130,836 in the prior year. The decrease in cash used in operating activities is primarily the result of cash received from the sale of New Jersey state net operating losses in the amount of $232,491 in 2010.

Cash used in investing activities.  The Company used $900,000 in investing activities for the three months ended March 31, 2011 for the purchase of marketable securities.

Cash (used in) provided by financing activities. The Company used $15,167 in financing activities for the three months ended March 31, 2011 as compared to generating $1,100,000 from financing activities for the three months ended March 31, 2010 as a result of net proceeds from the sales of Series A Convertible Preferred Stock.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2011.

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

We have identified below the accounting policy on revenue recognition, related to what we believe is the most critical to our business operations and is discussed throughout Management’s Discussion and Analysis of Financial Condition or Plan of Operation where such policy affects our reported and expected financial results.

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

Due to the nature of the business and one-time contracts, it is unlikely that one customer will impact revenues in future periods. All revenues for 2011 and 2010 related to the Company’s IVR operations were derived from annual maintenance and support agreements.

Item 4.                      Controls and Procedures.

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

B GREEN INNOVATIONS, INC.

Date: May 13, 2011	By:	/s/ Jerome Mahoney
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