Form 10-Q
period 2011-06-30
B Green Innovations, Inc.
filed 2011-08-08
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:  607,752,726 shares of Class A Common stock, no par value as of August 2, 2011.

B GREEN INNOVATIONS, INC

PART I - FINANCIAL INFORMATION

Item 1.                    Condensed Financial Statements

B GREEN INNOVATIONS, INC.
CONDENSED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2011	2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$79,346	$1,141,944
Marketable securities, at fair value	908,496	-
Accounts receivable	29,796	4,284
Inventories	635	1,106
Note receivable	66,500	60,000
Prepaid expenses and other current assets	22,311	24,975
Total current assets	1,107,084	1,232,309

Property, plant and equipment, net	13,861	35,276
Intangible assets, net of accumulated amortization	53,711	59,934

Total assets	$1,174,656	$1,327,519

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$716,909	$699,554
Due to related parties	576,431	480,004
Deferred maintenance contracts	1,835	1,170
Notes payable to related parties	3,003	3,003
Total current liabilities	1,298,178	1,183,731

Stockholders' equity (deficit):
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 10,000 shares designated as follows; 990,000 available for further designation
Series A 3% Secured Preferred Stock; $1,000 stated value, 10,000 shares authorized; 1,606 shares issued and outstanding at June 30, 2011 and 2,663 shares issued and outstanding at December 31, 2010	1,605,546	2,663,210
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 606,681,298 shares issued and 605,486,815 outstanding and 1,194,483 in escrow at June 30, 2011 and 605,609,870 shares issued and 604,415,387 outstanding and 1,194,483 in escrow at December 31, 2010	1,091,806	1,090,306
Class B - $.01 par value; authorized 50,000,000 shares; 90,120 shares issued and outstanding at June 30, 2011 and 115,025 issued and outstanding at December 31, 2010	902	1,150
Class C - $.01 par value; authorized 20,000,000 shares; no shares issued and outstanding	-	-
Accumulated comprehensive income	5,171	-
Additional paid-in capital	9,854,992	8,888,090
Accumulated deficit	(12,681,939)	(12,498,968)
Total stockholders' equity (deficit)	(123,522)	143,788
Total liabilities and stockholders' equity (deficit)	$1,174,656	$1,327,519

See accompanying notes to condensed financial statements

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net sales	$65,733	$56,684	$107,354	$99,084

Cost of sales	16,338	21,258	27,998	46,670

Gross profit	49,395	35,426	79,356	52,414

Operating expenses:
General and administrative expenses	148,906	158,536	310,966	298,313
Impairment of assets	-	-	19,582	-

Total operating expenses	148,906	158,536	330,548	298,313

Loss from operations	(99,511)	(123,110)	(251,192)	(245,899)

Other income (expense):
Interest and dividend income	3,813	1,833	4,815	2,654
Interest expense	(4,364)	(3,054)	(8,094)	(6,007)
Other income	45,000	15,000	71,500	262,491
Gain from extinguishment of derivative	-	-	-	1,636,695
(Loss) gain on valuation of derivative	-	-	-	(382,128)

Total other income (expense)	44,449	13,779	68,221	1,513,705

Income (loss) from operations before provision for income taxes	(55,062)	(109,331)	(182,971)	1,267,806

Provision for income taxes	-	-	-	-
Net income (loss)	$(55,062)	$(109,331)	$(182,971)	$1,267,806

Basic income (loss) per common share	$(0.00)	$(0.00)	$0.00	$0.00
Diluted income (loss) per common share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average shares outstanding
Basic	604,520,396	602,125,277	604,468,182	600,628,647
Diluted	604,520,396	602,125,277	604,468,182	2,979,914,773

See accompanying notes to condensed financial statements

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010

Balance at beginning of period	$-	$-

Unrealized gain on marketable securities	5,171	-

Balance at end of period	5,171	-

See accompanying notes to condensed financial statements

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
Cash flows from operating activities:	June 30, 2011	June 30, 2010

Net income (loss)	$(182,971)	$1,267,806
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Depreciation and amortization	8,056	5,445
Issuance of common stock for services	1,500	11,570
Impairment of assets	19,582	-
Loss on valuation of derivative	-	382,128
Gain on extinguishment of derivative liability	-	(1,636,695)

Changes in assets and liabilities:
Increase in accounts receivable	(25,512)	(11,227)
Decrease (increase) in inventories	471	(3,837)
Decrease (increase) in prepaid expenses	2,664	(425)
Increase in notes receivable	(71,500)	(30,000)
Increase in accounts payable and accrued liabilities	17,355	49,903
Increase in amounts due to related parties	95,322	10,102
Increase in deferred maintenance contracts	665	996
Net cash (used in) provided by operating activities	(134,368)	45,766

Cash flows from investing activities:
Purchases of marketable securities	(900,000)	-
Reinvestment of dividends	(3,325)	-
Purchases of property, plant and equipment	-	(6,306)
Net cash used in investing activities	(903,325)	(6,306)

Cash flows from financing activities:
Repurchase of Class B Common Stock	(24,905)	-
Net proceeds from sale of Series A Preferred Stock	-	1,100,000
Net cash (used in) provided by financing activities	(24,905)	1,100,000

Net increase (decrease) in cash and cash equivalents	(1,062,598)	1,139,460
Cash and cash equivalents at beginning of period	1,141,944	190,350
Cash and cash equivalents at end of period	$79,346	$1,329,810

During the period, cash was paid for the following:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed financial statements

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the Six Months Ended June 30, 2011:

a) The Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057,664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note.

b) During the six months ended June 30, 2011 the Company issued 1,071,428 shares of Class A common stock with a fair value of $1,500 for services.

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
June 30, 2011 and 2010

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

Recently, the Company released its new 100% Degradable/Biodegradable Compactor Bags. These bags include Oxo-Biodegradable additive using the latest technology that supports the 3 R’s of Packaging Reduce, Reuse, Recycle and provides a fourth R, Remove. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011 and 2010

Note 2                      Business Operations (continued)

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

As of June 30, 2011, the Company had a net operating loss, and negative cash flow from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011 and 2010

Note 4                      Summary of Significant Accounting Policies (continued)

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

e)    Research and Development Costs

Research and development costs are charged to expense when incurred. The Company has not incurred any research and development costs for the six months ended June 30, 2011 and 2010.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses For the three months ended June 30, 2010 and 2009, the Company incurred $1,545 and $1,861, respectively. For the six months ended June 30, 2010 and 2009, the Company incurred $1,981 and $2,038, respectively.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2011 and December 31, 2010. The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

h)   Marketable Securities

The Company has evaluated its investment policies consistent with ASC 320-10-25, “Classification of Investment Securities”, and determined that all of its investment securities are to be classified as available for sale securities. Available for sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity (Deficit) under the caption Accumulated Other Comprehensive Income.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011 and 2010

Note 4                      Summary of Significant Accounting Policies (continued)

i)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of June 30, 2011 the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)    Accounts Receivable (continued)

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2011 and December 31, 2010 is adequate.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011 and 2010

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

The Company has adopted FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. The Company has no uncertain tax positions. Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the three months ended June 30, 2011 and 2010 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of June 30, 2011 and December 31, 2010.

n)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended June 30, 2010.

o)     Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of June 30, 2011 and December 31, 2010 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of debt approximates its carrying value at the stated or discounted rate of the debt to reflect recent market conditions.

p)     Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  For the six months ended June 30, 2011 the Company recorded an impairment loss of $19,582 related to fixed asset no longer utilized in the amount of $17,258 and for patents rejected in the amount of $2,324. Such amounts are reported in the accompanying statement of operations in operating expenses.  No impairment losses were recognized for the six months ended June 30, 2010.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011 and 2010

Note 4                      Summary of Significant Accounting Policies (continued)

q)     Accumulated Other Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of June 30, 2011, the Company had one item that represented comprehensive income, and thus, has included a statement of comprehensive income (loss). For the six months ended June 30, 2010, the Company had no items that represented comprehensive income.

Note 5                      Earnings (Loss) Per Share

FASB ASC 260-10 requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the three and six months ended June 30, 2011 does not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

For the six months ended June 30, 2010 there were 2,379,286,126 share equivalents which are included in the calculation of diluted earnings per share.  The computation of diluted loss per share for the three and six months ended June 30, 2011 does not assume conversion, exercise or contingent exercise of warrants, and securities in the amount of 3,220,057,634 shares as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
Basic net loss per share:
Net loss attributable to common stockholders	$(55,062)	$(109,331)
Weighted-average common shares outstanding	604,520,396	602,125,277
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share:
Net loss attributable to common stockholders	$(55,062)	$(109,331)
Weighted-average common shares outstanding	604,520,396	602,125,277
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	604,320,596	602,125,277
Diluted net loss per share	$(0.00)	$(0.00)

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011 and 2010

Note 5                      Income (Loss) Per Share

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$(182,971)	$1,267,806
Weighted-average common shares outstanding	604,468,182	600,628,647
Basic net income (loss) per share	$(0.00)	$0.00
Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$(182,971)	$1,267,806
Weighted-average common shares outstanding	604,468,182	600,628,647
Incremental shares attributable to the common stock equivalents	-	2,379,286,126
Total adjusted weighted-average shares	604,468,182	2,979,914,773
Diluted net income (loss) per share	$(0.00)	$0.00

Note 6                      Intangible Assets

Intangible assets consist of patents pending in the amount of $53,711 and $59,934 for the periods ended June 30, 2011 and December 31, 2010. For the three and six months ended June 30, 2011, the Company had an impairment of $-0- and $19,582, respectively, for patents that were rejected, and amortization expense of $513 and $3,899, respectively, on patents that have been issued. There was no impairment or amortization expense for the six months ended June 30, 2010.

Note 7                      Note Receivable – Related Party

The Company has an administrative services agreement with iVoice, Inc.. The Company will provide iVoice, Inc. administrative and financial services as well as providing iVoice, Inc. with office space. On March 10, 2011, the Company and iVoice, Inc. entered into a new administrative services agreement which supersedes all prior agreements. The terms of the agreement are as follows: In consideration of the services, iVoice, Inc. will pay B Green $5,000 per month. On March 10, 2011, the agreement was modified to increase the administrative service fee from iVoice from $5,000 to $15,000 per month. This agreement will continue on a month-to-month basis unless terminated by either party by providing 30 days written notice.

a)
The agreement is on a month-to-months basis unless terminated by either party providing thirty (30) days advance notice to the non-terminating party. This agreement can not be terminated until B Green has redeemed all of the B Green Series A 3% Preferred Stock that is held by the Company.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011 and 2010

Note 7                      Note Receivable – Related Party (continued)

On January 5, 2011, the Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057,664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note. For the three and six months ended June 30, 2011 the Company recorded income of $45,000 and $71,500, respectively, which are included in other income in the accompanying statement of operations as compared to $15,000 and $30,000, respectively,  for the three and six months ended June 30, 2010.

As of June 30, 2011 and December 31, 2010, the note receivable balance was $66,500 and $60,000, respectively. Additionally, the Company recorded interest income of $387 and $440 for the three and six months ended June 30, 2011. There was no interest income associated with this note receivable for the six months ended June 30, 2010.  Interest receivable was $405 and $1,070 as of June 30, 2011 and December 31, 2010, respectively.

Note 8                      Related Party Transactions

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. and the Company was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 and $1,100,000, respectively, for 1,219 shares of the Company’s 3% Preferred Stock. As a result the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included as other income in the accompanying statement of operations for the six months ended June 30, 2010 (See Notes 7 and 11).

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of B Green Innovations, Inc.  This amount is related to funds loaned to iVoice and is unrelated to the operations of B Green Innovations, Inc.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at June 30, 2011) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of June 30, 2011 and December 31, 2010, the outstanding balances were $3,003, plus accrued interest of $121,488 and $113,394, respectively.

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
June 30, 2011 and 2010

Note 8                      Related Party Transactions (continued)

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. As of June 30, 2011 and December 31, 2010, total deferred compensation due to Mr. Mahoney was $401,083 and $312,750 respectively.

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

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 for 119 shares of the Company’s 3% Preferred Stock. As a result the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included as other income in the accompanying statement of operations for the six months ended June 30, 2010. No gain or loss was recorded for the three months ended June 30, 2011 and 2010. The fair value of the embedded conversion was estimated at the February 10, 2010 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.69%; expected dividend yield: 0%: expected life: 5 years; and volatility: 234.66%.

The derivative liability was $-0- at June 30, 2011 and December 31, 2010, respectively.

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

On January 7, 2010, the Company received $232,491 from the sale of New Jersey state net operating losses. This amount is included in other income in the accompanying Statement of operations for the six months ended June 30, 2010.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011 and 2010

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011 and 2010

Note 11                    Capital Stock (continued)

a)        Preferred Stock (continued)

As of June 30, 2011 and December 31, 2010 1,606 shares and 2,663 shares of Series A 3% Preferred Stock are issued and outstanding, respectively.

In February the Board of Directors authorized the Company to sell up 350 shares of the Series A 3% Preferred Stock.

b)        Class A Common Stock

As of June 30, 2011, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 606,681,298 shares were issued, and 605,486,815 shares were outstanding, and 1,194,483 shares were issued pending conversion by YA Global Investments.

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

c)        Class B Common Stock

As of June 30, 2011, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share and 99,858 shares issued and outstanding.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. In February 2011, the Board of Directors authorized the Company to buyback up to 115,025 shares of Class B common stock at $1.00 per share. During the six months ended June 30, 2011, the Company repurchases 24,905 shares of its Class B Common Stock at $1.00 per at the same price that it was purchased from a related party.

d)        Class C Common Stock

As of June 30, 2011, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of June 30, 2011, no shares were issued or outstanding.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011 and 2010

Note 12                    Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of June 30, 2011.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011 and 2010

Note 13                    Fair Value Measurements (continued)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2011 and December 31, 2010. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2011	Level I	Level II	Level III	Total
Marketable Securities	$908,496	$-	$-	$908,496
Total Assets	$908,496	$-	$-	$908,496

Total Liabilities	$-	$-	$-	$-

December 31, 2010	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Derivative liabilities	-	-	-	-
Total Liabilities	$-	$-	$-	$-

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011 and 2010

Note 14                    New Accounting Pronouncements (continued)

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

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, guidance to improve consistency in application of existing fair value measurement and disclosure requirements.  The standard is intended to clarify the application of the requirements, not to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited.  We do not expect adoption of this guidance to have an impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The standard eliminates the current option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment does not affect how earnings per share is calculated or presented.  The guidance is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011 and 2010

Note 15                    Segment Data (continued)

The tables below present information about reportable segments for the three and six months ended June 30, 2011 and 2010.

Three Months Ended June 30, 2011

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$65,066	$667	$-	$65,733
Cost of sales	16,338	-	-	16,338
Gross profit	48,728	667	-	49,395

General and administrative	-	-	148,906	148,906
Interest, net	-	-	551	551
Impairment of assets	-	-	-	-
Other income	-	-	(45,000)	(45,000)
	-	-	104,457	104,457

Income (loss) before taxes	$48,728	$667	$(104,457)	$(55,062)

Three Months Ended June 30, 2010

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$45,501	$11,183	$-	$56,684
Cost of sales	21,074	184	-	21,258
Gross profit	24,427	10,099	-	35,426

General and administrative	-	-	158,536	158,536
Interest, net	-	-	1,479	1,479
Gain on extinguishment of derivative	-	-	-	-
Other income	-	-	(15,000)	(15,000)
Loss on valuation of derivative	-	-	-	-
	-	-	145,015	145,015

Income (loss) before taxes	$24,427	$10,099	$(145,015)	$(109,331)

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011 and 2010

Note 15                    Segment Data (continued)

Six Months Ended June 30, 2011

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$100,344	$7,010	$-	$107,354
Cost of sales	27,998	-	-	27,998
Gross profit	72,346	7,010	-	79,356

General and administrative	-	-	310,966	310,966
Interest, net	-	-	3,279	3,279
Impairment of assets	-	-	19,582	19,582
Other income	-	-	(71,500)	(71,500)
	-	-	262,327	262,327

Income (loss) before taxes	$72,346	$7,010	$(262,327)	$(182,971)

Six Months Ended June 30, 2010

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$86,690	$11,394	$-	$99,084
Cost of sales	46,486	184	-	46,670
Gross profit	40,204	12,210	-	52,414

General and administrative	-	-	298,313	298,313
Interest, net	-	-	3,353	3,353
Gain on extinguishment of derivative	-	-	(1,636,695)	(1,636,695)
Other income	-	-	(262,491)	(262,491)
Loss on valuation of derivative	-	-	382,128	382,128
	-	-	(1,215,392)	(1,215,392)

Income (loss) before taxes	$40,204	$12,210	$1,215,392	$1,267,806

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

Results of Operations

Total sales increased $9,049 (16.0%) and $8,270 (8.4%), respectively, for the three and six months ended June 30, 2011 to $65,733 and $107,354 as compared to $56,684 and $99,084, respective, for the same period in the prior year. For the three and six months ended June 30, 2011 sales of our “green” products increased $19,565 (43.0%) and $13,654 (15.8%) to $65,066 and $100,344, respectively, as compared to $45,501 and $86,690 for the same periods in the prior year as a result of a substantial increase in volume due to lower and more competitive prices. During the same period maintenance services for the IVR business declined $10,516 (94.1%) and $4,384 (38.5%) to $667 and $7,010 as compared to $11,183 and $11,394 for the same period in the prior year as this business segment winds down. The Company continues to evaluate additional products to its product line as well as expanding its distribution channels. Recently, the Company released its new 100% Degradable/Biodegradable Compactor Bags. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Gross profit increased $13,969 (39.5%) and $26,942 (51.4%) for the three and six months ended June 30, 2011 to $49,395 and $79,356, respectively, as compared to $35,426 and $52,414 for the same periods in the prior year primarily as a result the increased volume of the “green” products and the cost savings by changing our out-sourced manufacturer.

Total operating expenses decreased $9,630 (6.1%) for the three ended June 30, 2011 to $148,906 as compared to $158,536 for the same period in the prior year. Lower investor relations expenses were mostly offset by higher salaries. For the six months ended June 30, 2011 total operating expenses increased $32,235 (10.8%) to $330,548 as compared to $298,313 for the same period in the prior year.  An increase in salaries and a charge for impairment of assets was partially offset by lower investor relations expenses.

For the three and six months ended June 30, 2011, the Company had a losses from operations of $99,511 and $251,192, respectively, as compared to a losses from operations of $123,110 and $245,899 for the three and six months ended June 30, 2010 as a result of the factors discussed above.

Total other income was $44,449 for the three months ended June 30, 2011 as compared to other income of $13,779 for the three months ended June 30, 2010 as a result of an increase in other income from administrative services. Total other income was $68,221 for the six months ended June 30, 2011 as compared to other income of $1,513,705 for the six months ended June 30, 2010. This decrease in other income is primarily due to the gain on the extinguishment of the derivative liability as a result on the conversion to preferred stock in 2010. The decrease in other income is a result of the sale of net operating loss carryforwards in the prior year that did not occur in the current year in the amount of $232,491.

Net loss for the quarter ended June, 30, 2011 was $55,062 as compared to a net loss of $109,331 for the quarter ended June 30, 2010.  Net loss for the six months ended June 30, 2011 was $182,971 as compared to net income of $1,267,806 for the six months ended June 30, 2010. The changes were the result of the factors discussed above.

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

During the six months ended June 30, 2011, the Company had a net decrease in cash of $1,062,598.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $134,368 in operating activities for the six months ended June 30, 2011 as compared generating $45,766 in the prior year. The decrease in cash used in operating activities is primarily the result of cash received from the sale of New Jersey state net operating losses in the amount of $232,491 in 2010.

Cash (used in) provided by financing activities. The Company used $24,905 in financing activities for the six months ended June 30, 2011 as compared to generating $1,100,000 from financing activities for the six months ended June 30, 2010 as a result of net proceeds from the sales of Series A Convertible Preferred Stock.

Cash used in investing activities.  The Company used $903,325 in investing activities for the six months ended June 30, 2011 for the purchase of marketable securities as compared to using $6,306 in the previous for the purchase of capital equipment.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2011

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

Off Balance Sheet Arrangements

During the three and six months ended June 30, 2011, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

PART II - OTHER INFORMATION

Item 5.                    Other Information.

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

Item 6.                    Exhibits

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

B GREEN INNOVATIONS, INC.

Date: August 5, 2011	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase