Form 10-Q
period 2011-09-30
B Green Innovations, Inc.
filed 2011-11-14
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:  610,352,726 shares of Class A Common stock, no par value as of November 9, 2011.

B GREEN INNOVATIONS, INC

PART I - FINANCIAL INFORMATION

Item 1.                    Condensed Financial Statements

B GREEN INNOVATIONS, INC.
CONDENSED BALANCE SHEETS

ASSETS	September 30,	December 31,
	2011	2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$77,572	$1,141,944
Marketable securities, at fair value	893,199	-
Accounts receivable	18,017	4,284
Inventories	5,899	1,106
Note receivable	111,500	60,000
Prepaid expenses and other current assets	16,616	24,975
Total current assets	1,122,803	1,232,309

Property, plant and equipment, net	11,783	35,276
Intangible assets, net of accumulated amortization	53,198	59,934

Total assets	$1,187,784	$1,327,519

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$748,108	$699,554
Due to related parties	628,392	480,004
Deferred maintenance contracts	7,510	1,170
Notes payable to related parties	3,003	3,003
Total current liabilities	1,387,013	1,183,731

Stockholders' equity (deficit):
Preferred stock, $1.00 par value; authorized 1,000,000 shares; 10,000 shares designated as follows; 990,000 available for further designation
Series A 3% Secured Preferred Stock; $1,000 stated value, 10,000 shares authorized; 1,606 shares issued and outstanding at September 30, 2011 and 2,663 shares issued and outstanding at December 31, 2010	1,605,546	2,663,210
Common stock:
Class A – no par value; authorized 10,000,000,000 shares; 609,252,726 shares issued and 608,058,243 outstanding and 1,194,483 in escrow at September 30, 2011 and 605,609,870 shares issued and 604,415,387 outstanding and 1,194,483 in escrow at December 31, 2010	1,094,806	1,090,306
Class B - $.01 par value; authorized 50,000,000 shares; 85,251 shares issued and outstanding at September 30, 2011 and 115,025 issued and outstanding at December 31, 2010	853	1,150
Class C - $.01 par value; authorized 20,000,000 shares; no shares issued and outstanding	-	-
Accumulated comprehensive income (loss)	(13,940)	-
Additional paid-in capital	9,850,172	8,888,090
Accumulated deficit	(12,736,666)	(12,498,968)
Total stockholders' equity (deficit)	(199,229)	143,788
Total liabilities and stockholders' equity (deficit)	$1,187,784	$1,327,519

See accompanying notes to condensed financial statements.

 B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$64,173	$43,913	$171,527	$142,997

Cost of sales	16,044	22,287	44,042	68,957

Gross profit	48,129	21,626	127,485	74,040

Operating expenses:
Selling, general and administrative Expenses	147,519	153,389	458,485	451,702
Impairment of assets	-	-	19,582	-

Total operating expenses	147,519	153,389	478,067	451,702

Loss from operations	(99,390)	(131,763)	(350,582)	(377,662)

Other income (expense):
Interest and dividend income	4,721	1,960	9,536	4,614
Interest expense	(5,058)	(3,206)	(13,152)	(9,213)
Other income	45,000	15,000	116,500	277,491
Gain from extinguishment of derivative	-	-	-	1,636,695
(Loss) gain on valuation of derivative	-	-	-	(382,128)

Total other income (expense)	44,663	13,754	112,884	1,527,459

Income (loss) from operations before provision for income taxes	(54,727)	(118,009)	(237,698)	1,149,797

Provision for income taxes	-	-	-	-
Net income (loss)	$(54,727)	$(118,009)	$(237,698)	$1,149,797

Basic income (loss) per common share	$(0.00)	$(0.00)	$0.00	$0.00
Diluted income (loss) per common share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average shares outstanding
Basic	606,774,858	604,415,387	605,241,917	601,904,764
Diluted	606,774,858	604,415,387	605,241,917	3,889,788,514

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010

Balance at beginning of period	$-	$-

Unrealized loss on marketable securities	(13,940)	-

Balance at end of period	(13,940)	-

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income (loss)	$(237,698)	$1,149,797
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,647	8,168
Issuance of common stock for services	4,500	11,570
Impairment of assets	19,582	-
Loss on valuation of derivative	-	382,128
Gain on extinguishment of derivative liability	-	(1,636,695)

Changes in assets and liabilities:
Increase in accounts receivable	(13,733)	(9,938)
Increase in inventories	(4,793)	(879)
Decrease in prepaid expenses	8,359	7,899
Increase in notes receivable	(116,500)	(45,000)
Increase in accounts payable and accrued liabilities	48,554	60,209
Increase in amounts due to related parties	147,283	34,557
Increase (decrease) in deferred maintenance contracts	6,340	(1,210)
Net cash used in operating activities	(127,459)	(39,394)

Cash flows from investing activities:
Purchases of marketable securities	(900,000)	-
Reinvestment of dividends	(7,139)	-
Purchases of property, plant and equipment	-	(12,612)
Net cash used in investing activities	(907,139)	(12,612)

Cash flows from financing activities:
Repurchase of Class B Common Stock	(29,774)	-
Net proceeds from sale of Series A Preferred Stock	-	1,100,000
Net cash (used in) provided by financing activities	(29,774)	1,100,000

Net increase (decrease) in cash and cash equivalents	(1,064,372)	1,047,994
Cash and cash equivalents at beginning of period	1,141,944	190,350
Cash and cash equivalents at end of period	$77,572	$1,238,344

During the period, cash was paid for the following:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the Nine Months Ended September 30, 2011:

a) The Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057,664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note.

b) During the nine months ended September 30, 2011 the Company issued 3,642,856 shares of Class A common stock with a fair value of $4,500 for services.

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

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011 and 2010

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
September 30, 2011 and 2010

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

As of September 30, 2011, the Company had a net operating loss, and negative cash flow from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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
September 30, 2011 and 2010

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

e)    Research and Development Costs

Research and development costs are charged to expense when incurred. The Company has not incurred any research and development costs for the nine months ended September 30, 2011 and 2010.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses For the three months ended September 30, 2011 and 2010, the Company incurred $1,713 and $-0-, respectively. For the nine months ended September 30, 2011 and 2010, the Company incurred $3,258 and $2,038, respectively.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2011 and December 31, 2010. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

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
September 30, 2011 and 2010

Note 4                      Summary of Significant Accounting Policies (continued)

i)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of September 30, 2011 the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)    Accounts Receivable (continued)

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of September 30, 2011 and December 31, 2010 is adequate.

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
September 30, 2011 and 2010

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

The Company has adopted FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. The Company has no uncertain tax positions. Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the nine months ended September 30, 2011 and 2010 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of September 30, 2011 and December 31, 2010.

n)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended September 30, 2010.

o)     Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of September 30, 2011 and December 31, 2010 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of debt approximates its carrying value at the stated or discounted rate of the debt to reflect recent market conditions.

p)     Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  For the nine months ended September 30, 2011 the Company recorded an impairment loss of $19,582 related to fixed assets no longer utilized in the amount of $17,258 and for patents rejected in the amount of $2,324. Such amounts are reported in the accompanying statement of operations in operating expenses.  No impairment losses were recognized for the nine months ended September 30, 2010.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011 and 2010

Note 4                      Summary of Significant Accounting Policies (continued)

q)     Accumulated Other Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of September 30, 2011, the Company had one item that represented comprehensive income, and thus, has included a statement of comprehensive income (loss). For the nine months ended September 30, 2010, the Company had no items that represented comprehensive income.

Note 5                      Earnings (Loss) Per Share

FASB ASC 260-10 requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the three and nine months ended September 30, 2011 and for the three months ended September 30,2010 does not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

For the nine months ended September 30, 2010 there were 3,287,883,750 share equivalents which are included in the calculation of diluted earnings per share. The computation of diluted loss per share for the three months ended September 30, 2010 does not include share equivalents in the amount of 3,287,883,750 as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.  The computation of diluted loss per share for the three and nine months ended September 30, 2011 does not assume conversion, exercise or contingent exercise of warrants, and securities in the amount of 3,921,751,719 shares as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
Basic net loss per share:
Net loss attributable to common stockholders	$(54,727)	$(118,009)
Weighted-average common shares outstanding	606,774,858	604,415,387
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share:
Net loss attributable to common stockholders	$(54,727)	$(118,009)
Weighted-average common shares outstanding	606,774,858	604,415,387
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	606,774,858	604,415,387
Diluted net loss per share	$(0.00)	$(0.00)

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011 and 2010

Note 5                      Income (Loss) Per Share

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$(237,698)	$1,149,797
Weighted-average common shares outstanding	605,241,917	601,904,764
Basic net income (loss) per share	$(0.00)	$0.00
Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$(237,698)	$1,149,797
Weighted-average common shares outstanding	605,241,917	601,904,764
Incremental shares attributable to the common stock equivalents	-	3,287,883,750
Total adjusted weighted-average shares	605,241,917	3,889,788,514
Diluted net income (loss) per share	$(0.00)	$0.00

Note 6                      Intangible Assets

Intangible assets consist of patents pending in the amount of $53,198 and $59,934 for the periods ended September 30, 2011 and December 31, 2010. For the three and nine months ended September 30, 2011, the Company had an impairment of $-0- and $2,324, respectively, for patents that were rejected, and amortization expense of $513 and $4,412, respectively, on patents that have been issued. There was no impairment or amortization expense for the nine months ended September 30, 2010.

Note 7                      Note Receivable – Related Party

The Company has an administrative services agreement with iVoice, Inc. The Company will provide iVoice, Inc. administrative and financial services as well as providing iVoice, Inc. with office space. On March 10, 2011, the Company and iVoice, Inc. entered into a new administrative services agreement which supersedes all prior agreements. The terms of the agreement are as follows:

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

.
iii. The number of B Green Series A 3% Preferred Stock shares to be redeemed hereunder shall be calculated by dividing the iVoice Market value calculated above by the Series A Initial Value, as defined in the B Green Certificate of Incorporation.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011 and 2010

Note 7                      Note Receivable – Related Party (continued)

On January 5, 2011, the Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057.664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note. For the three and nine months ended September 30, 2011 the Company recorded income of $45,000 and $116,500, respectively, which are included in other income in the accompanying statement of operations as compared to $15,000 and $45,000, respectively,  for the three and nine months ended September 30, 2010.

As of September 30, 2011 and December 31, 2010, the note receivable balance was $111,500 and $60,000, respectively. Additionally, the Company recorded interest income of $871 and $1,276 for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, the Company recorded interest income of $374 and $534, respectively, associated with this note receivable.  Interest receivable was $1,276 and $1,070 as of September 30, 2011 and December 31, 2010, respectively.

Note 8                      Related Party Transactions

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. and the Company was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 and $1,100,000, respectively, for 1,219 shares of the Company’s 3% Preferred Stock. As a result the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included as other income in the accompanying statement of operations for the nine months ended September 30, 2010 (See Notes 7, 9 and 11).

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of B Green Innovations, Inc.  This amount is related to funds loaned to iVoice and is unrelated to the operations of B Green Innovations, Inc.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at September 30, 2011) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of September 30, 2011 and December 31, 2010, the outstanding balances were $3,003, plus accrued interest of $126,546 and $113,394, respectively.

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
September 30, 2011 and 2010

Note 8                      Related Party Transactions (continued)

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. As of September 30, 2011 and December 31, 2010, total deferred compensation due to Mr. Mahoney was $447,987 and $312,750 respectively.

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

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 for 119 shares of the Company’s 3% Preferred Stock. As a result the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included as other income in the accompanying statement of operations for the nine months ended September 30, 2010. No gain or loss was recorded for the three months ended September 30, 2011 and 2010. The fair value of the embedded conversion was estimated at the February 10, 2010 using the Black-Scholes model with the following assumptions: risk free interest rate: 2.69%; expected dividend yield: 0%: expected life: 5 years; and volatility: 234.66%.

The derivative liability was $-0- at September 30, 2011 and December 31, 2010, respectively.

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
September 30, 2011 and 2010

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

On January 5, 2011, the Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057.664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note. As of September 30, 2011dividends in arrears amounted to $373,551.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011 and 2010

Note 11                    Capital Stock (continued)

a)        Preferred Stock (continued)

As of September 30, 2011 and December 31, 2010 1,606 shares and 2,663 shares of Series A 3% Preferred Stock are issued and outstanding, respectively.

In February 2011 the Board of Directors authorized the Company to sell up 350 shares of the Series A 3% Preferred Stock.

b)        Class A Common Stock

As of September 30, 2011, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 609,252,726 shares were issued, and 608,058,243 shares were outstanding, and 1,194,483 shares were issued pending conversion by YA Global Investments.

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

c)        Class B Common Stock

As of September 30, 2011, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share and 85,251 shares issued and outstanding.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. In February 2011, the Board of Directors authorized the Company to buyback up to 115,025 shares of Class B common stock at $1.00 per share. During the nine months ended September 30, 2011, the Company repurchased 29,774 shares of its Class B Common Stock at $1.00 per at the same price that it was purchased from a related party.

d)        Class C Common Stock

As of September 30, 2011, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of September 30, 2011, no shares were issued or outstanding.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011 and 2010

Note 12                    Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of September 30, 2011.

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
September 30, 2011 and 2010

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2011 and December 31, 2010. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2011	Level I	Level II	Level III	Total
Marketable Securities	$893,199	$-	$-	$893,199
Total Assets	$893,199	$-	$-	$893,199

Total Liabilities	$-	$-	$-	$-

December 31, 2010	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Derivative liabilities	-	-	-	-
Total Liabilities	$-	$-	$-	$-

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
September 30, 2011 and 2010

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350).” The objective of this Update is to simplify how entities test goodwill for impairment. This Update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. We do not anticipate any material impact from this Update.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 15                    Segment Data

FASB ASC 280, “Disclosures about Segments of an Enterprise and related information”, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s President and Chief Executive Officer) in making decisions on how to allocate resources and assess performance. In accordance with FASB ASC 280 the Company has determined it has two reportable segments –“green” technology products, and support of Interactive Voice Response (“IVR”) software. There are no inter-segment revenues.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011 and 2010

Note 15                    Segment Data (continued)

The tables below present information about reportable segments for the three and nine months ended September 30, 2011 and 2010.

Three Months Ended September 30, 2011

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$52,823	$11,350	$-	$64,173
Cost of sales	16,044	-	-	16,044
Gross profit	36,779	11,350	-	48,129

General and administrative	-	-	147,519	147,519
Interest and dividends, net	-	-	337	337
Impairment of assets	-	-	-	-
Other income	-	-	(45,000)	(45,000)
	-	-	102,856	102,856

Income (loss) before taxes	$36,779	$11,350	$(102,856)	$(54,727)

Three Months Ended September 30, 2010

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$36,072	$7,841	$-	$43,913
Cost of sales	22,287	-	-	22,287
Gross profit	13,785	7,841	-	21,626

General and administrative	-	-	153,389	153,389
Interest, net	-	-	1,246	1,246
Gain on extinguishment of derivative	-	-	-	-
Other income	-	-	(15,000)	(15,000)
Loss on valuation of derivative	-	-	-	-
	-	-	136,635	136,635

Income (loss) before taxes	$13,785	$7,841	$(139,635)	$(118,009)

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011 and 2010

Note 15                    Segment Data (continued)

Nine Months Ended September 30, 2011

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$153,167	$18,360	$-	$171,527
Cost of sales	44,042	-	-	44,042
Gross profit	109,125	18,360	-	127,485

General and administrative	-	-	458,485	458,485
Interest and dividends, net	-	-	3,616	3,616
Impairment of assets	-	-	19,582	19,582
Other income	-	-	(116,500)	(116,500)
	-	-	365,183	365,183

Income (loss) before taxes	$109,125	$18,360	$(365,183)	$(237,698)

Nine Months Ended September 30, 2010

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$122,762	$20,235	$-	$142,997
Cost of sales	68,773	184	-	68,957
Gross profit	53,989	20,051	-	74,040

General and administrative	-	-	451,702	451,702
Interest, net	-	-	4,599	4,599
Gain on extinguishment of derivative	-	-	(1,636,695)	(1,636,695)
Other income	-	-	(277,491)	(277,491)
Loss on valuation of derivative	-	-	382,128	382,128
	-	-	(1,075,757)	(1,075,757)

Income (loss) before taxes	$53,989	$20,051	$1,075,757	$1,149,797

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

Results of Operations

Total sales increased $20,260 (46.1%) and $28,530 (20.0%), respectively, for the three and nine months ended September 30, 2011 to $64,173 and $171,527, respectively, as compared to $43,913 and $142,997 for the same periods in the prior year. For the three and nine months ended September 30, 2011 sales of our “green” products increased $16,751 (46.4%) and $30,405 (24.8%) to $52,823 and $153,167, respectively, as compared to $36,072 and $122,762 for the same periods in the prior year as a result of an increase in volume mostly attributed to the sale of the recently introduced oxo-biodegradable plastic bags which are scientifically proven to be non-toxic and are FDA compliant, meaning they are safe for food packaging applications and have been awarded approved food film contact ‘no migration’ status. For the three months ended September 30, 2011 maintenance services for the IVR business increased $3,509 while decreasing $1,875 for the nine months ended September 30, 2011 to $11,350 and $18,360, respectively, as compared to $7,841 and $20,235 for the same periods in the prior year as this business segment winds down. The Company continues to evaluate additional products to its product line as well as expanding its distribution channels. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Gross profit increased $26,503 (122.6%) and $53,445 (72.2%) for the three and nine months ended September 30, 2011 to $48,129 and $127,485, respectively, as compared to $21,626 and $74,040 for the same periods in the prior year primarily as a result the increased volume of the “green” products and the cost savings by changing our out-sourced manufacturer. Gross profit for the three months ended September 30, 2011 was 75% as compared to 49.2% for the three months ended September 30, 2010. Gross profit for the nine months ended September 30, 2011 was 74.2% as compared to 51.8% for the nine months ended September 30, 2010. The higher gross profit is attributed to the lower costs associated with the green products.

Total operating expenses decreased $5,870 (3.8%) for the three ended September 30, 2011 to $147,519 as compared to $153,389 for the same period in the prior year primarily as a result of lower shareholder expenses. For the nine months ended September 30, 2011 total operating expenses increased $26,365 (5.8%) to $478,067 as compared to $451,702 for the same period in the prior year.  An increase in salaries, medical insurance, consulting fees, and commission fees as well as a charge for impairment of assets was partially offset by lower investor relations and shareholder expenses.

For the three and nine months ended September 30, 2011, the Company had a losses from operations of $99,390 and $350,582, respectively, as compared to a losses from operations of $131,763 and $377,662 for the three and nine months ended September 30, 2010 as a result of the factors discussed above.

Total other income was $44,663 for the three months ended September 30, 2011 as compared to other income of $13,754 for the three months ended September 30, 2010 as a result of an increase in other income from administrative services. Total other income was $112,884 for the nine months ended September 30, 2011 as compared to other income of $1,527,459 for the nine months ended September 30, 2010. This decrease in other income is primarily due to the gain on the extinguishment of the derivative liability as a result on the conversion to preferred stock in 2010. The decrease in other income is a result of the sale of net operating loss carryforwards in the prior year that did not occur in the current year in the amount of $232,491.

Net loss for the quarter ended September, 30, 2011 was $54,727 as compared to a net loss of $118,009 for the quarter ended September 30, 2010.  Net loss for the nine months ended September 30, 2011 was $237,698 as compared to net income of $1,149,797 for the nine months ended September 30, 2010. The changes were the result of the factors discussed above.

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

During the nine months ended September 30, 2011, the Company had a net decrease in cash of $1,064,372.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $127,459 in operating activities for the nine months ended September 30, 2011 as compared to using $39,394 in the prior year. The decrease in cash used in operating activities is primarily the result of cash received from the sale of New Jersey state net operating losses in the amount of $232,491 in 2010.

Cash (used in) provided by financing activities. The Company used $29,774 in financing activities for the nine months ended September 30, 2011 as compared to generating $1,100,000 from financing activities for the nine months ended September 30, 2010 as a result of net proceeds from the sales of Series A Convertible Preferred Stock.

Cash used in investing activities.  The Company used $907,139 in investing activities for the nine months ended September 30, 2011 for the purchase of marketable securities and reinvestment of dividends as compared to using $12,612 in the previous for the purchase of capital equipment.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2011

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

Off Balance Sheet Arrangements

During the three and nine months ended September 30, 2011, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

B GREEN INNOVATIONS, INC.

Date: November 14, 2011	By:	/s/ Jerome Mahoney
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