Form 10-K
period 2011-12-31
B Green Innovations, Inc.
filed 2012-03-28
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐  No ☒

As of March 20, 2012, the Registrant had 636,452,726 shares of Class A common stock outstanding and 85,251 shares of Class B common stock outstanding.

The aggregate market value of the voting Common Stock held by non-affiliates on June 30, 2011 (the last business day of our most recently completed second fiscal quarter) was $1,251,089 using the closing price on June 30, 2011.

PART I

ITEM 1.  BUSINESS

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

In May 2008, the Company formed B Green Innovations, Inc. (“B Green”), a wholly owned subsidiary, and committed to invest up to $500,000 in B Green, to commercialize its “green” technology platforms.

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

OUR BUSINESS

B Green Innovations, Inc. is dedicated to becoming a “green” technology company, focused on acquiring and identifying promising technologies that address environmental issues.

The B Green Innovations, Inc. (“B Green”) “Go Green” mission from its inception is to create a “Green” company for the development of solutions to eliminate waste from the world’s environment.  B Green offers consumers a realistic and necessary solution to the problem of waste around the world. We believe that to truly have an impact on the planet, one must be committed to the environment and seek out environmentally friendly products.

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

Recently, the Company released its new 100% degradable/biodegradable compactor bags. These bags include oxo-biodegradable additive using the latest technology that supports the 3 R’s of Packaging:  “Reduce”, “Reuse”, “Recycle” and provides a fourth R, “Remove”. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil.

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

The Company continues to evaluate additional green products to its product line as well as expanding its distribution channels.

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

PRODUCTS AND SERVICES

In 2006, the Environmental Protection Agency (“EPA”) became involved, publishing a guidebook called “Scrap Tire Cleanup” in which it noted that large scrap tire stockpiles present a risk to human health and the environment for several reasons. It noted that, “They provide an ideal breeding ground for mosquitoes, which carry and transmit life-threatening diseases, such as encephalitis, West Nile and Eastern equine virus, and dengue fever in some regions. Stockpiles can also catch on fire as a result of lightning strikes, equipment malfunctions or arson. The longer the stockpile continues unabated, the more likely it is to catch fire, some experts no longer consider it a question of if a stockpile will catch fire, but when it will burn.”

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

The Company released its new 100% degradable/biodegradable compactor bags. These bags include oxo-biodegradable additive using the latest technology that supports the 3 R’s of Packaging:  “Reduce”, “Reuse”, “Recycle” and provides a fourth R, “Remove”. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil.

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

B Green products offer an oxo-biodegradable additive using the latest technology that supports the 3 R's of Packaging:  “Reduce”, “Reuse”, “Recycle” and provides a fourth R, “Remove”. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil. These oxo-biodegradable plastic products are scientifically proven to be non toxic and are FDA compliant, meaning they are safe for food packaging applications and have been awarded approved food film contact 'no migration' status. The additive meets ASTM D 6954 Standard Guide for Exposing and Testing Plastics that Degrade in the Environment by a Combination of Oxidation and Biodegradation, as well as D5338 Standard Test Method for Determining Aerobic Biodegradation of Plastic Materials under Controlled Composting Conditions.

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

The cost of changing from regular plastic bags to B Green oxo-biodegradable plastic bags is negligible, and depending on the type of packaging application, can cost considerably less than non-degradable / biodegradable plastics. Many large companies are incorporating degradable plastic packaging including the Body Shop, Coca-Cola, Quantis and Butchart Gardens. B Green is committed to meeting environmental needs by providing customers with environmentally safe, practical solutions for their businesses.

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

EcoPod® Lite is a smaller version of EcoPod®  made from recycled tire rubber. It is a shock absorption pad that is used to reduce sound, vibrations, and pulsating of heavy equipment. EcoPod® is a compact, solid crumb rubber isolation blocks engineered to reduce structure noise transmission. When installed between the noise source and a secondary surface, EcoPod® will minimize sound radiation through floors, walls, ceilings and other surfaces such as sheet metal, fiberglass, glass and plastic.

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

Degradable/biodegradable plastic bags include an oxo-biodegradable additive using the latest technology that supports the 3 R’s of Packaging:  “Reduce”, “Reuse”, “Recycle” and provides a fourth R, “Remove”. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil. These oxo-biodegradable plastic products are scientifically proven to be non toxic and are FDA compliant, meaning they are safe for food packaging applications and have been awarded approved food film contact ‘no migration’ status. The additive meets ASTM D 6954 Standard Guide for Exposing and Testing Plastics that Degrade in the Environment by a Combination of Oxidation and Biodegradation, as well as D5338 Standard Test Method for Determining Aerobic Biodegradation of Plastic Materials under Controlled Composting Conditions. These bags are available in two sizes:

Biodegradable compactor bag- 15.75 x 10.75 x 32.5  2.5 Mil. thick

Biodegradable trash tall kitchen bag- 13 Gallon-1.0 Mil. thick

Biodegradable  tall kitchen bag- 30 Gallon-.9 Mil. Thick

Biodegradable drawstring trash tall kitchen bag- 13 Gallon-1.0 Mil. thick

Biodegradable drawstring tall kitchen bag- 30 Gallon-.9 Mil. thick

CUSTOMERS

Our end user customers are consumers that want products that are help provide a solution to minimize waste around the world. For our EcoPod® and VibeAway® products, we primarily sell to wholesale distributors that are recognized in the HVAC, appliance, motors, plumbing, maintenance, electrical, tools and refrigeration industries. For our biodegradable plastic bags, we sell to wholesale distributors, supermarket chain, and other retail sales outlets.

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

MANUFACTURING AND SUPPLIERS

The Company does not have the internal capability to manufacture products. We use third party contract manufacturing companies to produce the products.  Our inability to coordinate the efforts of our third party contract-manufacturing partners, or the lack of capacity available at our third party contract-manufacturing partners, could impair our ability to supply product to our customers. Such an interruption could cause us to incur substantial costs and our ability to generate revenue may be adversely affected. We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all.  Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of these products.

PATENTS AND TECHNOLOGY DEVELOPMENT

The Company will continue its research and development to generate new and improved product offerings while strengthening its intellectual property portfolio. The patents listed below have been filed and certain have been issued, but there can be no assurance that the remaining patents will be approved. The Company expects to make additional filings in the future.

•	New interlocking paver and patio locks – Patent issued
•	Recycled tire trash cans
•	Vehicle mud flaps made of recycled tires
•	Recycled tire pod with appliance recess guide – Patent issued
•	Pad with appliance pod
•	Method of plastic sheet container – Patent issued
•	Embedded container plastic sheet – Patent issued
•	Embedded recycled container sheet binder – Patent issued

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

For the years ended December 31, 2011 and 2010, the Company has not incurred any research and development expenditures.

EMPLOYEES

At March 27, 2012, we had 3 full-time employees and 1 part-time employee as well as 3 part-time consultants. Our employees are not covered by labor union contracts or collective bargaining agreements. From time to time, the Company also employs independent contractors to support its operations.

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

WE HAVE A HISTORY OF LOSSES AND CASH FLOW SHORTFALLS

The Company has incurred recurring operating losses while cash continues to decrease.  The Company had losses from operations of approximately $472,708 and $553,237 for the years ended December 31, 2011 and 2010, respectively. The Company has been and may, in the future, be dependent upon outside and related party financing to develop and market their products, perform their business development activities, and provide for ongoing working capital requirements. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition, our business, and us.

WE HAVE RECEIVED A REPORT FROM OUR INDEPENDENT AUDITORS THAT DESCRIBES THE UNCERTAINITY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has received a report from its independent auditors for the fiscal years ended December 31, 2011 and December 31, 2010 containing an explanatory paragraph describing the issues leading to substantial doubt about the uncertainty regarding the Company’s ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors’ opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

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

There can be no assurance that management’s plans will be successful, and other unforeseeable actions may become necessary. Any inability to raise capital may require us to reduce the level of our operations. Such actions would have a material adverse effect on business, our operations, and us and result in charges that would be material to our business and results of operations.

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

WE DEPEND ON THIRD PARTIES TO MANUFACTURE AND DISTRIBUTE OUR PRODUCTS FOR B GREEN INNOVATIONS, INC.

We do not have the internal capability to manufacture products.  We use third party contract manufacturing companies to produce the products.  Our inability to coordinate the efforts of our third party contract-manufacturing partners, or the lack of capacity available at our third party contract-manufacturing partners, could impair our ability to supply product to our customers. Such an interruption could cause us to incur substantial costs and our ability to generate revenue may be adversely affected. We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all.  Moreover, while we may choose to manufacture products in the future, we have no experience in the manufacture of these products.

WE HAVE IN THE PAST AND MAY IN THE FUTURE SELL ADDITIONAL UNREGISTERED CONVERTIBLE SECURITIES, POSSIBLY WITHOUT LIMITATIONS ON THE NUMBER OF SHARES OF COMMON STOCK THE SECURITIES ARE CONVERTIBLE INTO, WHICH COULD DILUTE THE VALUE OF THE HOLDINGS OF CURRENT STOCKHOLDERS AND HAVE OTHER DETRIMENTAL EFFECTS ON YOUR HOLDINGS.

We have relied on the private placement of equity securities, convertible debentures and promissory notes to obtain working capital and may continue to do so in the future.  As of December 31, 2011, we have outstanding convertible obligations.  The promissory note of $3,003 at December 31, 2011, deferred compensation of $484,928 (plus accrued interest of $132,174) owing to Mr. Mahoney provides that, at Mr. Mahoney’s option, principal and interest due on the note can be converted into shares of the Company’s Class B Common Stock, which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price of at which the Company had ever issued its Class A Common Stock. However, the Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.  There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations.

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

OUR FUTURE BUSINESS ACQUISITIONS MAY BE UNPREDICTABLE AND MAY CAUSE OUR BUSINESS TO SUFFER.

The Company may seek to expand its operations through the acquisition of additional businesses. These potential acquired additional businesses may be outside the current field of operations of the Company.  The Company may not be able to identify, successfully integrate or profitably manage any such businesses or operations. The proposed expansion may involve a number of special risks, including possible adverse effects on the Company’s operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on the Company’s business, financial condition and results of operations. In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers’ operations could increase materially. The inability of the Company to implement and manage its expansion strategy successfully may have a material adverse effect on the business and future prospects of the Company. Furthermore, through the acquisition of additional businesses, the Company may effect a business acquisition with a target business, which may be financially unstable, under-managed, or in its early stages of development or growth. While the Company may, under certain circumstances, seek to effect business acquisitions with more than one target business, as a result of its limited resources, the Company, in all likelihood, will have the ability to effect only a single business acquisition at one time.  Currently, the Company has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions and is not considering any potential acquisitions.

MEMBERS OF OUR BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST; WE DO NOT HAVE ANY FORMAL PROCEDURES FOR RESOLVING CONFLICTS IN THE FUTURE.

Mr. Mahoney, a member of the board of directors, who also owns iVoice, Inc. shares (a related party), has the right to convert $449,931 of loans and deferred compensation and $132,174 of accrued and unpaid interest into 582,105 shares of the Company’s Class B Common Stock, as well as owning 85,251 shares of Class B common stock, both of which are convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock.  There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. However, the Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. In addition, Mr. Mahoney, President and CEO of the Company, serves as the Chairman of the Board and Chief Executive Officer of iVoice and we anticipate that he will continue to serve in such capacities. These relationships could create, or appear to create, potential conflicts of interest when the Company’s directors and management are faced with decisions that could have different implications for the Company and iVoice.  For example, Mr. Mahoney may experience conflicts of interest with respect to the allocation of his time, services and functions among iVoice, the Company and any other projects.   Other examples could include potential business acquisitions that would be suitable for either the Company or iVoice, activities undertaken by iVoice in the future that could be in direct competition with B Green Innovations, or the resolution of disputes arising out of the agreements governing the relationship between iVoice and B Green Innovations.  Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of B Green Innovations.  Furthermore, B Green Innovations does not have any formal procedure for resolving such conflicts of interest should they arise.

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

The Company currently has no plans to engage in research and development of new products or improvements on existing technologies.  Failure to engage in such research and to develop new technologies or products or upgrades, enhancements, applications or uses for existing technologies may place the Company at a competitive disadvantage in the marketplace for its products.  As no current research and development program currently exists within the Company, any future research and development programs could cause us to incur substantial fixed costs, which may result in such programs being prohibitively expensive to initiate without substantial additional financing being obtained on favorable terms.  In addition, the lack of any current research and development program may result in an extended launch period for a research and development program at a point in our business when time is of the essence.  These delays could have a material adverse effect on the amount and timing of future revenues.

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

WE RELY ON THIRD PARTY TECHNOLOGIES, WHICH MAY NOT SUPPORT OUR PRODUCTS.

Our software products are designed to run on the Microsoft Windows® operating system and with industry standard hardware. Although we believe that the operating systems and necessary hardware are and will be widely utilized by businesses in the corporate market, businesses may not actually adopt such technologies as anticipated or may in the future migrate to other computing technologies that we do not support.  Moreover, if our products and technology are not compatible with new developments from industry leaders, such as Microsoft, our business, results of operations and financial condition could be materially and adversely affected.

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

JEROME MAHONEY THE PRESIDENT AND CEO OF B GREEN INNOVATIONS MAY HAVE CONTROL OVER OUR MANAGEMENT AND DIRECTION.

Mr. Mahoney owns 85,251 of the Company’s Class B common stock and will have the right to convert $449,931 of indebtedness and deferred compensation, together with accrued but unpaid interest of $132,174, into 582,105 shares of B Green Innovations Class B Common Stock, which Class B Common Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock.  Interest accrues on the outstanding principal balance of the note at prime plus 2% per annum.  There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.  Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  If Mr. Mahoney converts his indebtedness into 582,105 shares of Class B Common Stock, he will have voting rights equal to 1,819,075,375 shares of Class A Common Stock and will have control over the management and direction of B Green Innovations, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.

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

In addition, third parties who claim that our products infringe the intellectual property rights of others may sue us.  This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved.  Any litigation or claims against us, whether valid or not, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a material adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

●	cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

●	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

●	redesign our products, which would be costly and time-consuming.

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

The protection provided by our patents, and patent applications if issued, may not be broad enough to prevent competitors from introducing similar products into the market. The courts of any jurisdiction, if challenged or if we attempt to enforce them, may not uphold our patents. Numerous publications may have been disclosed by, and numerous patents may have been issued to, our competitors and others relating to methods, which we are not aware and additional patents relating to methods that may be issued to our competitors and others in the future. If any of those publications or patents conflict with our patent rights, or cover our products, then any or all of our patent applications could be rejected and any or all of our granted patents could be invalidated, either of which could materially adversely affect our competitive position.

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

ITEM 2. PROPERTIES.

We do not own any real property.  Our corporate headquarters are located at 750 Highway 34, Matawan, New Jersey.  We intend to continue subleasing such space, and anticipate no relocation of our offices in the foreseeable future. We are unaware of any environmental problems in connection with this location, and, because of the nature of our activities, do not anticipate such problems.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Class A common stock, no par value, is quoted on the OTC Bulletin Board under the symbol "BGNN." The following table shows the high and low closing prices for the periods indicated.

Year	High	Low

2010

First Quarter	$0.003690	$0.001500
Second Quarter	$0.004500	$0.001620
Third Quarter	$0.002500	$0.001620
Fourth Quarter	$0.002130	$0.000690
2011

First Quarter	$0.002000	$0.006300
Second Quarter	$0.001810	$0.001000
Third Quarter	$0.001190	$0.006300
Fourth Quarter	$0.001120	$0.000500

The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

HOLDERS OF COMMON EQUITY.

 As of December 31, 2011, the number of record holders of our common shares was approximately 764.

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

On January 5, 2011, the Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057.664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note. As of December 31, 2011dividends in arrears amounted to $385,861.

In February 2011, the Board of Directors authorized the Company to sell up 350 shares of the Series A 3% Preferred Stock.

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

As of December 31, 2011, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 611,452,726 shares were issued, 610,258,243 shares were outstanding, and 1,194, 483 shares were issued pending conversion by YA Global Investments

As of December 31, 2010, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 605,609,870 shares were issued, 604,415,387 shares were outstanding, and 1,194,483 shares were in escrow.

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
During 2009, the Company issued 115,025 shares of Class B Common Stock as repayment of $115,205 of a promissory note.

As of December 31, 2011 and 2010, there are 85,251 and 115,025 shares issued or outstanding, respectively.

CLASS C COMMON STOCK

Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata.

As of December 31, 2011 and 2010, there are 20,000,000 shares of Class C Common Stock authorized; par value $.01 per share, and no shares were issued or outstanding.

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

The Company did not issue any stock options for the years ended December 31, 2011 and 2010.

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

(1) As of December 31, 2011, subject to approval by the Board of Directors, up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the Company’s 2005 Stock Incentive Plan (the “Stock Incentive Plan”) and up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the Company’s 2005 Directors' and Officers' Stock Incentive Plan (the “Directors’ and Officers’ Stock Incentive Plan”).  As of December 31, 2011 the Board had previously approved for issuance a total of 5,495,000 Class A Common Stock shares for each the Stock Incentive Plan and the Directors’ and Officers’ Stock Incentive Plan.  All authorized shares have been issued pursuant to each plan with no additional shares remaining.  The Board of Directors must take further action to authorize additional shares of issuance under each plan.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

See Forward Statements – Cautionary Factors in Item 1 herein.

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

Recently, the Company released its new 100% degradable/biodegradable compactor bags. These bags include oxo-biodegradable additive using the latest technology that supports the 3 R’s of Packaging:  “Reduce”, “Reuse”, “Recycle” and provides a fourth R, “Remove”. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil.

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

Results of Operations 2011 Compared to 2010

Total revenues increased $89,109 (50.3%) for the year ended December 31, 2011 to $266,307 as compared to $177,198 for the year ended December 31, 2010. This increase is mainly attributed to the sales of our “green” products as a result of an increase in volume which is mostly attributed to the sale of the recently introduced oxo-biodegradable plastic bags which are scientifically proven to be non-toxic and are FDA compliant, meaning they are safe for food packaging applications and have been awarded approved food film contact ‘no migration’ status.  The Company continues to evaluate additional products to add to its product line as well as expanding its distribution channels. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Gross profit increased $109,473 (117.7%) to $202,552 for the year ended December 31, 2011 as compared to $93,079 the same period in the prior year primarily as a result of the increased volume of the “green” products and the cost savings achieved by changing our out-sourced manufacturer. The gross profit percentage was 76.1% for the year ended December 31, 2011 as compared to 52.6% for the year ended December 31, 2010 as maintenance services were a higher percentage of sales in 2009. The higher gross profit is attributed to the lower costs associated with the green products.

Total operating expenses increased to $675,260 for the year ended December 31, 2011 from $646,316 for the previous year, an increase of $28,944 (4.5%). A charge for impairment of assets as well as increases in salaries, medical insurance, and consulting fees was partially offset by lower investor relations and shareholder expenses.

Loss from operations for the year ended December 31, 2011 decreased $80,529 (14.6%) to $472,708 as compared to a loss from operations of $553,237 for the year ended December 31, 2010.  The decrease in loss from operations was the result of the factors discussed above.

Total other income was $341,381 for the year ended December 31, 2011 as compared to $1,540,868 for the year ended December 31, 2010. This decrease in other income is primarily attributed to the gain on the extinguishment of the derivative liability as a result on the conversion to preferred stock and lower loss on revaluation of derivative for the year ended December 31, 2010.

The net loss for the year ended December 31, 2011 was $131,327 as compared to net income of $987,631 for the year ended December 31, 2010.  The decrease in net income was the result of the factors discussed above, mostly the gain on the extinguishment of the derivative for the year ended December 31, 2010.

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

During the year ended December 31, 2011, the Company had a net decrease in cash of $934,605.  The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities. The Company provided $17,205 in cash for operating activities for the year ended December 31, 2011 as compared to using $135,794 in the prior year. The increase in cash provided by operating activities is primarily the result of lower operating loss and the increase in accounts payable and accrued expenses, and amounts due to related parties offset partially by the cash received from the sale of New Jersey state net operating losses in the amount of $232,491 in the prior year.

Cash used in investing activities. The Company used $922,036 in investing activities for the year ended December 31, 2011 for the purchase of marketable securities and reinvestment of dividends as compared to using $12,612 in the previous for the purchase of capital equipment.

Cash provided by financing activities. The Company used $29,774 in financing activities for the year ended December 31, 2011 as compared to generating $1,100,000 from financing activities for the year ended December 31, 2010 as a result of net proceeds from the sales of Series A Convertible Preferred Stock.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2011.

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

Impact of Recent Accounting Pronouncements

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s results of operations or financial condition.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2011, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K

ITEM 9. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Sec. 240.13a-15(e) or 240.15d-15(e)) as of December 31, 2011, and based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have identified the following material weaknesses in our internal control over financial reporting as of December 31, 2011:

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

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

Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and the Company and its independent public accounting firm has identified this as a material weakness in the Company's internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

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

Name	Age	Position with B Green Innovations, Inc.	Director since

Jerome R. Mahoney	52	President and Secretary	2004

Frank V. Esser	72	Director	2005

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

Frank V. Esser.  Mr. Esser has served as a director of the Company since June 2005.  He has also been a director of iVoice since February 2004.  Mr. Esser functioned as Transfer Agent and Head Bookkeeper in the Treasury Department of Texaco Inc from 1959 to 1968.  As a certified public accountant with Ernst & Young from 1968 to 1981, he participated in the audits of major publicly traded companies such as J.P. Stevens & Co., Dynamics Corporation of America, and Phillips - Van Heusen Corporation, along with law firms, banks, manufacturing companies and other organizations, and also participated in the public offerings of equity and debt and the preparation of SEC filings.  In 1981, Mr. Esser accepted the position of Corporate Controller with Grow Group, Inc., a Fortune 500 manufacturer of paints, solvents, and household products and became its Chief Financial Officer in 1987.  During 1997 and 1998, Mr. Esser was Chief Financial Officer of a privately held plastics injection molding company.  In 1998, Mr. Esser accepted the position of Senior Associate at Beacon Consulting Associates, adding the title of Vice President in 1999, and has been working in such capacities ever since.  Mr. Esser holds a BA degree from Baruch College of the City University of New York and is a Certified Public Accountant in New York State.

AUDIT COMMITTEE

The Audit Committee currently consists of Messrs. Esser and Mahoney, with Mr. Esser serving as the Chairman of the Committee. Mr. Esser is an independent member of the Board of Directors and may be deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee had no meetings in 2011. The Board of Directors approved an Audit Committee Charter on March 30, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee's report submitted to the Board of Directors for the fiscal year ended December 31, 2011. The Audit Committee has:

•	reviewed and discussed the Company's audited financial statements with management and Rosenberg, Rich, Berman, Baker & Company, the Company's independent accountants;

•	discussed with Rosenberg, Rich, Berman, Baker & Company the matters required to be discussed by Statement on Auditing Standards No. 61, as may be modified or supplemented; and

•
received from Rosenberg, Rich, Berman, Baker & Company the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors' independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for filing with the Securities and Exchange Commission.

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

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)		All Other Compensation ($)	Total Compensation ($)
Frank V. Esser(1)	2011	$12,000	(2)	$-0-	$12,000
Frank V. Esser(1)	2010	$12,000	(2)	$-0-	$12,000

(1)	Mr. Esser has been serving as our outside director since June 2005 at a fee of $12,000 per year.

(2)	Mr. Esser has received no cash compensation during this period.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)		Stock Awards	All other Compensation		Total Compensation

Jerome R. Mahoney(1)
President, Chief Executive	2011	$195,406	(2)	$0	$0		$195,406
Officer and Director	2010	$158,302	(2)	$0	$0		$158,302
	2009	$97,604		$0	$24,000	(3)	$121,604

(1)
Mr. Mahoney has been serving as our President, Chief Executive Officer and Director since August 31, 2006. Prior to that time, Mr. Mahoney served as our Non-Executive Chairman of the Board from August 1, 2004 through August 31, 2006. Mr. Mahoney’s employment contract is for a term of five-years at a base salary of $85,000 in the first year with annual increases based on the Consumer Price Index every year thereafter. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010.

(2)	$172,178, $91,302, and $27,085 was accrued and unpaid for the years ended December 31, 2011, 2010 and 2009, respectively.
(3)	Compensation for efforts related to the Company’s former subsidiary B Green Innovations.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable

None	0	0	0	0 / 0

Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2011 and 2010.

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

In the event Mr. Mahoney's employment agreement is terminated due to Mr. Mahoney's death, iVoice Technology will pay to his estate his full base salary for eight years from the date of termination at the highest salary level under the agreement. In the event Mr. Mahoney's employment agreement is terminated by iVoice Technology within three years following a change in control, as defined in the employment agreement, or by Mr. Mahoney for good reason within three years following a change in control, Mr. Mahoney will be entitled to receive a severance payment equal to three hundred percent (300%), less $100, of the average amount of his gross income for services rendered to iVoice Technology in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by iVoice Technology). Under his employment agreement, "good reason" means, among other things, (1) any limitation on Mr. Mahoney's powers as Chairman of the Board, (2) a reduction in compensation, (3) a relocation of the Company outside New Jersey or (4) the failure of the Company to make any required payments under the agreement. The employment agreement restricts Mr. Mahoney from competing with the Company during the term of the agreement and for one year after he is no longer employed by the Company; provided that Mr. Mahoney is receiving severance or other compensation from the Company pursuant to the employment agreement for at least one year (see Note 8 to the Financial Statements).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 27, 2012 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of February 22, 2011, a total of 636,452,726 shares of Class A common stock were outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 27, 2012 through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Ownership of Common Stock

Name and Position(s)	Title of Class	Common Stock Beneficially Owned		Percentage Ownership (1)

Jerome R. Mahoney (1),
President and Secretary	Class A Common Stock	2,118,239,312	(2)	75.7	% (2)
	Class B Common Stock	667,356	(3)	100.00	% (3)
	Class C Common Stock	0		0.00%

Frank V. Esser,	Class A Common Stock	585,424		0.1%
Director	Class B Common Stock	0		0.00%
	Class C Common Stock	0		0.00%

All directors and executive	Class A Common Stock	2,118,824,736	(2)	76.9	% (2)
Officers as a group (2 persons)	Class B Common Stock	667,356	(3)	100.00	% (3)
	Class C Common Stock	0		0.00%

(1) Percentage ownership for the Company’s Class A Common Stock is based on 636,452,726 shares of Class A Common Stock outstanding as of February 22, 2011.

(2) Includes 32,764,562 shares of Class A common stock, 85,251 shares of Class B common stock held and gives effect to the right of Mr. Mahoney pursuant to the promissory note to be executed by the Company in favor of Mr. Mahoney in the amount of $582,105 ($449,931 of indebtedness and deferred compensation and unpaid interest of $132,174) to convert amounts owing under such promissory note to 582,105 shares of Class B Common Stock together with the Class B common stock held, which are convertible into the number of shares of our Class A Common Stock, determined by dividing the number of shares of our Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued  its Class A Common  Stock (2,085,484,750 shares).  There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.

(3) Includes 85,251 shares held and gives effect to the right of Mr. Mahoney to, at his option, convert the $582,105 promissory note plus accrued interest held by him into Class B Common Stock of the Company at a rate of one dollar per share into 391,146 shares of the Company’s Class B Common Stock.  Such Class B Common Stock is convertible at any time into shares of our Class A Common Stock at a rate equal to 80% of the lowest price that the Company issues shares of Class A Common Stock subsequent to the date of the note. Thus by virtue of Mr. Mahoney's right to convert $391,146 owing under such promissory note into 391,146 shares of the Company’s Class B Common Stock, Mr. Mahoney is deemed to beneficially own such shares for the purpose of computing the percentage of ownership by him, but such shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer.  This amount is related to funds loaned to iVoice and is unrelated to the operations of B Green Innovations, Inc.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at December 31, 2011) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of December 31, 2011 and 2010, the outstanding balances were $3,003, plus accrued interest of $132,174 and $113,394, respectively.

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

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. As of December 31, 2011 and 2010, total deferred compensation due to Mr. Mahoney was $484,928 and $312,750 respectively.

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. and the Company was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 and $1,100,000, respectively, for 1,219 shares of the Company’s 3% Preferred Stock. As a result, the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included as other income in the accompanying statement of operations for the year ended December 31, 2010 (See Notes 5, 9 and 11).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2011 and December 31, 2010 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2011	2010

Audit Fees	$19,000	$19,000
Audit - Related Fees	-0-	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$19,000	$19,000

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

ITEM 15. EXHIBITS

(a) List of Documents Filed as Part of this Report

Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

(b)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K

Exhibits

No.	Description

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

3.9
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

10.4
Amendment No. 3 to Employment Agreement, dated July 18, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.26 to iVoice Technology, Inc.’s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference

10.5
Promissory Note from iVoice Technology, Inc. to Jerome Mahoney, dated August 5, 2005 (filed as Exhibit 10.13 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.6
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

10.8
Amendment No. 5 to Employment Agreement, dated September 26, 2006, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated August 31, 2006, and incorporated herein by reference)

10.9	Amendment No. 6 to Employment Agreement, dated November 22, 2006, between iVoice Technology, Inc. and Jerome Mahoney filed herein.

10.10
Convertible Promissory Note, dated March 5, 2008, payable to iVoice Technology, Inc. (filed as Exhibit 10.2 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.11
Amendment No. 7 to Employment Agreement, dated March 9, 2009, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference)

10.12
Agreement and Plan of Merger by and between iVoice Technology, Inc. and B Green Innovations, Inc. dated November 17, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2000 and incorporated herein by reference.)

10.13
Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc. (filed with the Commission as Exhibit 10.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

10.14
Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., (filed with the Commission as Exhibit 10.2 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.).

14	Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.’s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 2006, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

______________________
* Attached herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

B Green Innovations Inc.

Dated: March 27, 2012	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:              /s/Jerome Mahoney                                                                                                    Dated:              March 27, 2012
Jerome Mahoney
President
Chief Executive Officer
Chief Financial Officer
Director

By:              /s/Frank Esser                                                                                                              Dated:              March 27, 2012
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

3.9
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

10.4
Amendment No. 3 to Employment Agreement, dated July 18, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.26 to iVoice Technology, Inc.’s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference

10.5
Promissory Note from iVoice Technology, Inc. to Jerome Mahoney, dated August 5, 2005 (filed as Exhibit 10.13 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.6
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

10.8
Amendment No. 5 to Employment Agreement, dated September 26, 2006, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated August 31, 2006, and incorporated herein by reference)

10.9	Amendment No. 6 to Employment Agreement, dated November 22, 2006, between iVoice Technology, Inc. and Jerome Mahoney filed herein.

10.10
Convertible Promissory Note, dated March 5, 2008, payable to iVoice Technology, Inc. (filed as Exhibit 10.2 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.11
Amendment No. 7 to Employment Agreement, dated March 9, 2009, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference)

10.12
Agreement and Plan of Merger by and between iVoice Technology, Inc. and B Green Innovations, Inc. dated November 17, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2000 and incorporated herein by reference.)

10.13
Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc. (filed with the Commission as Exhibit 10.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

10.14
Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., (filed with the Commission as Exhibit 10.2 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.).

14	Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.’s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 2006, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

______________________
* Attached herein

B GREEN INNOVATIONS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

B GREEN INNOVATIONS, INC.

FINANCIAL STATEMENTS

Rosenberg, Rich, Baker, Berman & Company
265 Davidson Avenue, Somerset, NJ 08873
Tel: 908-231-1000 Fax: 908-231-6894

REPORTOF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
B Green Innovations, Inc.
Matawan, New Jersey

We have audited the accompanying balance sheets of B Green Innovations, Inc. as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' deficit, and cash flow for each of the two years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B Green Innovations, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flow for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2011 have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had negative cash flow from operations and recurring net losses. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Rosenberg, Rich, Baker, Berman and Company
Somerset, New Jersey
March 27, 2012

B GREEN INNOVATONS, INC.
BALANCE SHEETS
DECEMBER 31,

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$207,339	$1,141,944
Marketable securities, at fair value	910,845	-
Accounts receivable, net of allowance for doubtful accounts of $8,483 and $12,083 at December 31, 2011 and 2010, respectively	54,910	4,284
Inventories	1,871	1,106
Note receivable – related party	-	60,000
Prepaid expenses and other current assets	12,320	24,975

Total current assets	1,187,285	1,232,309

Property, plant and equipment, net	10,090	35,276
Intangible assets	52,657	59,934

Total assets	$1,250,032	$1,327,519

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$598,961	$699,554
Due to related parties	670,961	480,004
Deferred maintenance contracts	500	1,170
Notes payable to related party	3,003	3,003

Total current liabilities	1,273,425	1,183,731

Commitments and Contingencies

Stockholders' equity (deficit):
Series A 3% Secured Preferred Stock	1,605,546	2,663,210
Common stock:
Class A Common Stock	1,097,806	1,090,306
Class B Common Stock	853	1,150
Class C Common Stock	-	-
Accumulated other comprehensive income	1,016	-
Additional paid-in capital	9,901,681	8,888,090
Accumulated deficit	(12,630,295)	(12,498,968)

Total stockholders' equity (deficit)	(23,393)	143,788

Total liabilities and stockholders' equity (deficit)	$1,250,032	$1,327,519

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2011	December 31, 2010

Net sales	$266,307	$177,198
Cost of sales	63,755	84,119

Gross profit	202,552	93,079

Operating expenses:
Selling, general and administrative expenses	655,678	646,316
Impairment of assets	19,582	-
Total operating expenses	675,260	646,316

Loss from operations	(472,708)	(553,237)

Other income (expense):
Interest income	3,510	6,510
Dividend income	33,788	-
Interest expense	(18,781)	(12,700)
Loss on sale of securities	(12,207)	-
Other income	161,500	292,491
Gain on reduction of liabilities	173,571	-
Gain from extinguishment of derivative	-	1,636,695
Loss on valuation of derivative	-	(382,128)
Total other income (expense)	341,381	1,540,868

Income (loss) from operations before income taxes	(131,327)	987,631

Provision for income taxes	-	-

Net income (loss)	$(131,327)	$987,631

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic	606,349,594	602,537,579
Diluted	606,349,594	1,913,220,704

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	Series A Preferred Stock		Common Stock A		Common Stock B		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at January 1, 2010	1,444.44	$1,444,444	599,115,387	$1,074,736	115,025	$1,150	$8,888,090	-	$(13,486,599)	$(2,078,179)
Exchange of convertible promissory note and accrued interest for Series A Preferred Stock	119	118,766	-	-	-	-	-	-	-	118,766
Issuance of Series A Preferred Stock for cash	1,100	1,100,000	-	-	-	-	-	-	-	1,100,000
Common stock issued for services received	-	-	5,300,000	15,570	-	-	-	-	-	15,570
Net income for the year ended December, 31, 2010	-	-	-	-	-	-	-	-	987,631	987,631
Balance at December 31, 2010	2,663.44	$2,663,210	604,415,387	$1,090,306	115,025	$1,150	$8,888,090	$-	$(12,498,968)	$143,788

Common stock issued for services received	-	-	5,842,856	7,500	-	-	-	-	-	7,500
Conversion of note receivable for redemption of Series A Preferred Stock	(1,057.664)	(1,057,664)	-	-	-	-	991,560	-	-	(66,104)
Repurchase of Series B Common Stock	-	-	-	-	(29,774)	(297)	(29,477)	-	-	(29,774)
Gain on debt forgiveness - related party	-	-	-	-	-	-	51,508	-	-	51,508
Other comprehensive income								1,016		1,016
Net loss for the year ended December, 31, 2011	-	-	-	-			-	-	(131,327)	(131,327)
Balance at December 31, 2011	1,605.776	$1,605,546	610,258,243	$1,097,806	85,251	$853	$9,901,681	$1,016	$(12,630,295)	$(23,393)

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
STATEMENTS OF CASH FLOWS  FOR THE YEARS ENDED DECEMBER 31,

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(131,327)	$987,631
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	12,881	10,890
Issuance of common stock for services	7,500	15,570
Impairment of assets	19,582	-
Loss on sale of securities	12,207	-
Loss on valuation of derivative	-	382,128
Gain on extinguishment of debt	(173,571)	-
Gain on extinguishment of derivative liability	-	(1,636,695)
Changes in certain assets and liabilities:
Decrease (increase) in accounts receivable	(50,626)	1,904
Increase in note receivable	(6,104)
Increase in inventories	(765)	(1,106)
Decrease (increase) in prepaid expenses and other assets	12,657	(7,433)
Increase in accounts payable and accrued expenses	127,436	53,061
Increase in due to related parties	188,005	59,296
Decrease in deferred maintenance contracts	(670)	(1,040)
Net cash provided by (used in) operating activities	17,205	(135,794)

Cash flows from investing activities:
Proceeds from sale of marketable securities	897,285	-
Purchases of marketable securities	(1,819,321)	-
Purchases of equipment	-	(12,612)
Net cash used in investing activities	(922,036)	(12,612)

Cash flows from financing activities:
Repurchase of Class B Common Stock	(29,774)	-
Net proceeds from sale of Series A Preferred Stock	-	1,100,000
Net cash provided by (used in) financing activities	(29,774)	1,100,000

Net (decrease) increase in cash and cash equivalents	(934,605)	951,594
Cash and cash equivalents, beginning of year	1,141,944	190,350

Cash and cash equivalents, end of year	$207,339	$1,141,944

Supplemental Schedule of Cash Flow Information::
During the year, cash was paid for the following:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
STATEMENTS OF CASH FLOWS

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2011:

a)  The Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010, for redemption of 1,057,664 shares of B Green innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note.

For the Year Ended December 31, 2010:

a)  The Company converted $4,000 of accounts payable into 1,300,000 shares of Class A common stock.

b) The Company issued 119 shares of Series A Preferred Stock in exchange for $112,058 Convertible Promissory Note and accrued interest of $6,708 to iVoice, Inc.

c) The Company converted $60,000 receivable to convertible note receivable.

B GREEN INNOVATIONS, INC,
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 – BACKGROUND

B Green Innovations, Inc., a Matawan, New Jersey-based corporation, (OTC Bulletin Board: BGNN), formerly iVoice Technology, Inc., (“B Green Innovations” or the “Company”) was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. (“iVoice”).  In May 2008, the Company formed B Green Innovations, Inc. (“B Green”), a wholly-owned subsidiary to commercialize its “green” technology platforms.

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

B GREEN INNOVATIONS, INC,
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011 AND 2010

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

 As of December 31, 2011, the Company had recurring net operating losses and negative cash flow from operations since inception and recurring net losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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

For the “green” products, revenues are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists.

Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales.

B GREEN INNOVATIONS, INC,
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011 AND 2010

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

e) Research and Development Costs

Research and development costs are charged to expense as incurred. The Company has not incurred any research and development costs for the years ended December 31, 2011 and 2010.

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses.  For the years ended December 31, 2011 and 2010, the Company incurred advertising expenses of $4,750 and $2,663, respectively.

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2011 and 2010. The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

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

i) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of December 31, 2011, the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)   Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2011 and 2010 is adequate.

B GREEN INNOVATIONS, INC,
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011 AND 2010

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

m) Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740. Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit, which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined, that the Company would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.  In its evaluation of a valuation allowance, the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets.

 The Company adopted FASB ASC 740-10-50, Accounting for Uncertainty in Income Taxes. ASC 740-10-50 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation.

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2011 and 2010, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2011 and 2010.

B GREEN INNOVATIONS, INC,
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011 AND 2010

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

n)     Earnings (loss) per Share

FASB ASC 260-10 requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the year ended December 31, 2011 does not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

For the year ended December 31, 2010, there were 1,310,683,125 average share equivalents, which are included in the calculation of diluted earnings per share.  The computation of diluted loss per share for the year ended December 31, 2011 does not assume conversion, exercise or contingent exercise of warrants, and securities in the amount of 5,593,303,625 shares as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

The computation of EPS is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$(131,327)	$987,631
Weighted-average common shares outstanding	606,349,594	602,537,579
Basic net income (loss) per share attributable to common stockholders	$0.00	$0.00
Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$(131,327)	$987,631
Weighted-average common shares outstanding	606,349,594	601,904,764
Incremental shares attributable to: Series A Preferred Stock and Series B Common Stock	-	1,310,683,125
Total adjusted weighted-average shares	606,349,594	1,913,220,704
Diluted net income (loss) per share attributable to common stockholders	$0.00	$0.00

o)    Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the financial position, operations or cash flows for the year ended December 31, 2010.

B GREEN INNOVATIONS, INC,
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011 AND 2010

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

p) Fair Value of Instruments

The carrying amounts reported in the balance sheets as of December 31, 2011 and December 31, 2010 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the debt approximates its carrying value at the stated discount rate of the debt to reflect recent market conditions.

q) Impairment of Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  For the year ended December 31, 2011, the Company recorded an impairment loss of $19,582 related to fixed assets no longer utilized in the amount of $17,258 and for patents rejected in the amount of $2,324. Such amounts are reported in the accompanying statement of operations in operating expenses.  No impairment losses were recognized for the year ended December 31, 2010.

r) Accumulated Other Comprehensive Income (Loss)

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

s) Recent Accounting Pronouncements

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

B GREEN INNOVATIONS, INC,
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011 AND 2010

NOTE  4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In June 2011, the FASB issued ASU 2011-05, guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The standard eliminates the current option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment does not affect how earnings per share is calculated or presented.  The guidance is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted. We do not anticipate any material impact from this Update.

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

NOTE 5 – NOTE RECEIVABLE – RELATED PARTY

The Company had an administrative services agreement with iVoice, Inc. The Company  provided iVoice, Inc. administrative and financial services as well as providing office space. This agreement was terminated in December 2011. The terms of the agreement were as follows:

a)
Month-to-month basis unless terminated by either party providing thirty (30) days advance notice to the non-terminating party. This agreement cannot be terminated until B Green has redeemed all of the B Green Series A 3% Preferred Stock that is held by the Company.

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

On January 5, 2011, the Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057.664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note. For the years ended December 31, 2011 and 2010 the Company recorded income of $161,500 and $60,000, respectively, which are included in other income in the accompanying statement of operations.

B GREEN INNOVATIONS, INC,
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011 AND 2010

NOTE 5 – NOTE RECEIVABLE – RELATED PARTY (continued)

In December 2011, iVoice paid the Company $127,956 in complete and full satisfaction of the Note Receivable and accrued interest in the amount $158,868. The difference of $30,912 was forgiven by the Company, and charged to Additional Paid-In Capital in the accompanying balance sheet at December 31, 2011.

As of December 31, 2011 and December 31, 2010, the note receivable balance was $-0- and $60,000, respectively. Additionally, the Company recorded interest income of $2,368 and $1,104 for the years ended December 31, 2011 and 2010, respectively  Interest receivable was $-0- and $1,070 as of December 31, 2011 and 2010, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2011	December 31, 2010
Machinery and equipment	$40,569	$57,827
Less: Accumulated depreciation	(30,479)	(22,551)

	$10,090	$35,276

Depreciation expense was $7,928 and $10,890 for the years ended December 31, 2011 and 2010, respectively. .  For the year ended December 31, 2011 the Company recorded an impairment loss of $17,258 related to fixed assets no longer utilized.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of patents pending in the amounts of $52,657 and $59,934 for the years ended December 31, 2011 and 2010, respectively. Amortization expense for the year ended December 31, 2011 was $4,953. There was no amortization expense for the year ended December 31, 2010. We assess the carrying value of intangible assets for impairment annually. For the year ended December 31, 2011, the Company recorded an impairment expense in the amount of $2,324. There was no impairment expense for the year ended December 31, 2010.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. and the Company was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 and $1,100,000, respectively, for 1,219 shares of the Company’s 3% Preferred Stock. As a result the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included as other income in the accompanying statement of operations for the year ended December 31, 2010 (See Notes 5, 9 and 11).

B GREEN INNOVATIONS, INC,
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011 AND 2010

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of B Green Innovations, Inc.  This amount is related to funds loaned to iVoice and is unrelated to the operations of B Green Innovations, Inc.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at December 31, 2011) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of December 31, 2011 and 2010, the outstanding balances were $3,003, plus accrued interest of $132,174 and $113,394, respectively.

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

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. As of December 31, 2011 and 2010, total deferred compensation due to Mr. Mahoney was $484,928 and $312,750 respectively.

On August 29, 2005, the Company entered into an employment agreement with Mark Meller.  Mr. Meller served as the Company’s President, Chief Executive Officer and Chief Financial Officer until August 29, 2006.  As compensation, the Company paid Mr. Meller a base salary of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter.  Mr. Meller has agreed to defer all but $20,000 of his compensation until such time that the Board of Directors determines, in its sole discretion, that the Company has sufficient financial resources to pay his compensation.  The Board of Directors may also elect to pay Mr. Meller the balance of his compensation in the form of Company Class A or Class B Common Stock. During 2010 and 2009, Mr. Meller received no payments for deferred compensation. As of December 31, 2011 and 2010, total deferred compensation due to Mr. Meller was $53,860.

On December 30, 2011, as part of a transaction involving the sale of iVoice, Inc., the holder of the Preferred Stock,  Mr. Mahoney exchanged amounts due him from iVoice, Inc. for the aforementioned 3% Preferred Stock.

B GREEN INNOVATIONS, INC,
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011 AND 2010

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

As of February 10, 2010, the Administrative Services Agreement with iVoice, Inc. was terminated, and the Company entered into an Exchange Agreement to exchange the Convertible Promissory Note having a principal and accrued interest of approximately $119,000 for 119 shares of the Company’s 3% Preferred Stock. As a result the Company recorded a gain from the extinguishment of the derivative liability in the amount of $1,636,695 and is included as other income in the accompanying statement of operations for the year ended December 31, 2011. No gain or loss was recorded for the year ended December 31, 2011. The fair value of the embedded conversion was estimated at the February 10, 2010 using the Black-Scholes model with the following assumptions: risk free interest rate: 1.44%; expected dividend yield: 0%: expected life: 5 years; and volatility: 219.73%.

The derivative liability was $-0- at December 31, 2011 and 2010, respectively.

NOTE 10  - INCOME TAXES

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

The components of the Company’s deferred taxes at December 31, 2011 and 2010 are as follows:

	2011	2010
Net operating loss carry forwards	$907,000	$939,000
Deferred compensation	215,000	146,000
Deferred tax asset	1,122,000	1,085,000
Less: valuation allowance	(1,122,000)	(1,085,000)
Deferred tax asset, net	$-0-	$-0-

At December 31, 2011 and 2010, the Company had a federal net operating loss carry forward in the approximate amounts of $2,271,000 and $2,350,000, respectively, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

B GREEN INNOVATIONS, INC,
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011 AND 2010

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

On January 5, 2011, the Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057.664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note. As of December 31, 2011dividends in arrears amounted to $385,861.

As of December 31, 2011 and 2010, 1,606 shares and 2,663 shares of Series A 3% Preferred Stock are issued and outstanding, respectively.

B GREEN INNOVATIONS, INC,
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011 AND 2010

NOTE 11  -  CAPITAL STOCK (continued)

a)           Preferred Stock (continued)

As of December 31. 2011 and 2010, the Company had dividends in arrears on the Series A Preferred Stock in the amounts of $385,861 and $347,957, respectively.

In February 2011 the Board of Directors authorized the Company to sell up 350 shares of the Series A 3% Preferred Stock.

b)         Class A Common Stock

As of December 31, 2011, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 611,452,726 shares were issued, 610,258,243 shares were outstanding, and 1,194, 483 shares were issued pending conversion by YA Global Investments.

During the year ended December 31, 2011 the Company issued 5,842,856 shares of Class A common stock with a fair value of $7,500 for services.

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

c)         Class B Common Stock

As of December 31, 2011, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share and 85,251 shares issued and outstanding.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. In February 2011, the Board of Directors authorized the Company to buy back up to 115,025 shares of Class B common stock at $1.00 per share. During the year ended December 31, 2011, the Company repurchased 29,774 shares of its Class B Common Stock at $1.00 per share, which is the same price that it was purchased by the related party.

B GREEN INNOVATIONS, INC,
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011 AND 2010

NOTE 11  -  CAPITAL STOCK (continued)

d)         Class C Common Stock

As of December 31, 2011, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of December 31, 2011 and 2010, no shares were issued or outstanding.

NOTE 12 - STOCK OPTIONS

Stock Option Plans

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company did not issue any stock options under the 2005 Stock Incentive Plan as of December 31, 2011.

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

B GREEN INNOVATIONS, INC,
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011 AND 2010

NOTE 13 – FAIR VALUE MEASUREMENTS (continued)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2011 and 2010. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2011
	Level I	Level II	Level III	Total
Marketable Securities	$910,845	$-	$-	$910,845
Total Assets	$910,845	$-	$-	$910,845

Total Liabilities	$-	$-	$-	$-

December 31, 2010
	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Total Liabilities	$-	$-	$-	$-

B GREEN INNOVATIONS, INC,
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011 AND 2010

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

The tables below present information about reportable segments for the years ended December 31, 2011 and 2010.

	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$240,937	$25,370	$-	$266,307
Cost of sales	63,755	-	-	63,755
Gross profit	177,182	25,370	-	202,552

General and administrative	-	-	655,678	655,678
Impairment of assets	-	-	19,582	19,582
Interest, net	-	-	15,271	15,271
Dividend income	-	-	(33,788)	(33,788)
Loss on sale of securities	-	-	12,207	12,207
Gain from extinguishment of debt	-	-	(173,571)	(173,571)
Other income	-	-	(161,500)	(161,500)
	-	-	333,877	333,877
Income before taxes	$177,182	$25,370	$(333,879)	$(131,327)

Segment assets	$56,781	-	$1,193,251	$1,250,032

B GREEN INNOVATIONS, INC,
NOTES TO FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011 AND 2010

NOTE 14 – SEGMENT DATA (continued)

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

NOTE 15 – GAIN ON REDUCTION OF LIABILITIES

For the year ended December 31, 2011 the Company recorded a gain on reduction of liabilities in the amount of $173,571 as a result of amounts due which have exceeded the statute of limitations.

NOTE 16 – SUBSEQUENT EVENT

On January 9, 2012, Jerome Mahoney exchanged a note issued by iVoice, Inc. for the sum of $972,202.67 for a new note issued by American Security Resources Corporation (“ASRC”), an unrelated party to the Company (the “ASRC Note”).  Thereafter, pursuant to a Preferred Stock Exchange Agreement by and among, Jerome Mahoney, ASRC and the Company, Mr. Mahoney returned the ASRC Note to ASRC in exchange for the Company cancelling an equal value of the Company’s Series A 3% Preferred Stock (“Preferred Stock”), or 972.2 shares, held by iVoice, Inc. and the issuance of an equal number of Preferred Stock shares to Mr. Mahoney.

In February 2012, the Company issued 25,000,000 shares as compensation with a fair value of $22,500 to an employee of the Company.