Form 10-Q
period 2012-03-31
B Green Innovations, Inc.
filed 2012-05-15
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:  698,452,726 shares of Class A Common stock, no par value as of May 10, 2012.

B GREEN INNOVATIONS, INC

PART I - FINANCIAL INFORMATION

Item 1.          Condensed Financial Statements

B GREEN INNOVATIONS, INC.
CONDENSED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2012	2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$192,187	$207,339
Marketable securities, at fair value	882,277	910,845
Accounts receivable	53,256	54,910
Inventories	1,824	1,871
Prepaid expenses and other current assets	14,010	12,320
Total current assets	1,143,554	1,187,285

Property, plant and equipment, net	9,459	10,090
Intangible assets, net of accumulated amortization	52,116	52,657

Total assets	$1,205,129	$1,250,032

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$603,243	$598,961
Due to related party	660,092	670,961
Deferred maintenance contracts	-	500
Notes payable to related party	3,003	3,003
Total current liabilities	1,266,338	1,,273,425

Stockholders' equity (deficit):
Series A 3% Secured Preferred Stock	1,605,546	1,605,546
Common stock:
Class A Common Stock	1,120,305	1,097,806
Class B Common Stock	690	853
Class C Common Stock	-	-
Accumulated comprehensive income (loss)	(27,553)	1,016
Additional paid-in capital	9,885,607	9,901,681
Accumulated deficit	(12,645,804)	(12,630,295)
Total stockholders' equity (deficit)	(61,209)	(23,393)
Total liabilities and stockholders' equity (deficit)	$1,205,129	$1,250,032

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Net sales	$108,735	$41,621

Cost of sales	23,563	11,660

Gross profit	85,172	29,961

Operating expenses:
Selling, general and administrative expenses	183,945	162,060
Impairment of assets	-	19,582

Total operating expenses	183,945	181,642

Loss from operations	(98,773)	(151,681)

Other income (expense):
Interest income	163	1,002
Dividend income	35,291	-
Interest expense	(6,050)	(3,730)
Other income	-	26,500
Gain from reduction of liability	53,860	-

Total other income (expense)	83,264	23,772

Income (loss) from operations before provision for income taxes	(15,509)	(127,909)

Provision for income taxes	-	-
Net income (loss)	$(15,509)	$(127,909)

Basic income (loss) per common share	$(0.00)	$(0.00)
Diluted income (loss) per common share	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	610,941,131	604,415,387
Diluted	610,941,131	604,415,387

See accompanying notes to condensed financial statements
.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Net Income (Loss)	$(15,509)	$(127,909)

Unrealized Gain on Investment	(27,533)	-

Total Comprehensive Income (Loss)	(43,042)	(127,909)

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(15,509)	$(127,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,172	5,466
Gain on extinguishment of liability	(53,860)	-
Issuance of common stock in lieu of compensation	22,500	-
Impairment of assets	-	19,582

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,654	(7,512)
Decrease in inventories	46	604
(Increase) decrease in prepaid expenses	(1,690)	3,108
Increase in notes receivable	-	(26,500)
Increase in accounts payable and accrued liabilities	4,281	12,280
Increase in amounts due to related parties	42,991	42,207
(Decrease) increase in deferred maintenance contracts	(500)	1,333
Net cash provided by (used in) operating activities	1,085	(77,341)

Cash flows from investing activities:
Purchases of marketable securities	-	(900,000)
Net cash used in investing activities	-	(900,000)

Cash flows from financing activities:
Repurchase of Class B Common Stock	(16,237)	(15,167)
Net cash used in financing activities	(16,237)	(15,167)

Net increase (decrease) in cash and cash equivalents	(15,152)	(992,508)
Cash and cash equivalents at beginning of period	207,339	1,141,944)
Cash and cash equivalents at end of period	$192,187	$149,436

During the period, cash was paid for the following:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the Three Months Ended March 31, 2012:

a) The Company issued 25,000,000 shares of Class A Common stock to an individual in lieu of compensation with a fair market value of $22,500.

For the Three Months Ended March 31, 2011:

a) The Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057.664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note.

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011

Note 1                      Background

B Green Innovations, Inc., a Matawan, New Jersey-based corporation, (OTC Bulletin Board: BGNN), formerly iVoice Technology, Inc., (“B Green Innovations” or the “Company”) was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. (“iVoice”).  On August 5, 2005, iVoice distributed the shares of the Company in the form of a dividend and the Company began operating as an independent company.  In May 2008, the Company formed B Green Innovations, Inc. (“B Green”), a wholly owned subsidiary to commercialize its “green” technology platforms.

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

Recently, the Company released its new 100% Degradable/Biodegradable Compactor Bags. These bags include Oxo-Biodegradable additive using the latest technology that supports the 3 R’s of “Packaging”, “Reduce”, “Reuse”, “Recycle” and provides a fourth R, “Remove”. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil.

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
March 31, 2012 and 2011

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

As of March 31, 2012, the Company had a net operating loss, and negative working capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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

Note 4                      Summary of Significant Accounting Policies

a)    Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2011 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

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
March 31, 2012 and 2011

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

e)    Research and Development Costs

Research and development costs are charged to expense when incurred. The Company has not incurred any research and development costs for the three months ended March 31, 2012 and 2011.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses For the three months ended March 31, 2012 and 2011, the Company incurred $944 and $436, respectively.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2012 and December 31, 2011. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

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
March 31, 2012 and 2011

Note 4                      Summary of Significant Accounting Policies (continued)

i)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of March 31, 2012 the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)    Accounts Receivable (continued)

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of March 31, 2012 and December 31, 2011 is adequate.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011

Note 4                      Summary of Significant Accounting Policies (continued

m)   Income Taxes (continued)

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation.

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the three months ended March 31, 2012 and 2011, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2012 and December 31, 2011.

n)     Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of March 31, 2012 and December 31, 2011 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the debt approximates its carrying value at the stated discount rate of the debt to reflect recent market conditions.

o)     Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  .  No impairment losses were recognized for the three months ended March 31, 2012. For the three months ended March 31, 2011 the Company recorded an impairment loss of $19,582 related to fixed assets no longer utilized in the amount of $17,258 and for patents rejected in the amount of $2,324. Such amounts are reported in the accompanying statement of operations in operating expenses

p)     Accumulated Other Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of March 31, 2012, the Company had one item that represented comprehensive income, and thus, has included a statement of comprehensive income (loss). For the three months ended March 31, 2011, the Company had no items that represented comprehensive income.

Note 5                      Earnings (Loss) Per Share

FASB ASC 260-10 requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the three months ended March 31, 2012 and 2011 does not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011

Note 5                      Earnings (Loss) Per Share (continued)

The computation of diluted loss per share for the three months ended March  31, 2011 does not include share equivalents in the amount of 4,125,697,813 as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.  The computation of diluted loss per share for the three months ended March 31, 2011 does not assume conversion, exercise or contingent exercise of warrants, and securities in the amount of 3,092,109,197 shares as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Basic net loss per share:
Net loss attributable to common stockholders	$(15,509)	$(127,909)
Weighted-average common shares outstanding	610,941,131	604,415,387
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share:
Net loss attributable to common stockholders	$(15,509)	$(127,909)
Weighted-average common shares outstanding	610,941,131	604,415,387
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	610,941,131	604,415,387
Diluted net loss per share	$(0.00)	$(0.00)

Note 6                      Intangible Assets

Intangible assets consist of patents pending in the amount of $52,116 and $52,657 for the periods ended March 31, 2012 and December 31, 2011. For the three months ended March 31, 2012 and 2011, the Company recorded amortization expense of $541 and $3,387, respectively. There was no impairment expense for the three months ended March 31, 2012. For the three months ended March 31, 2011, the Company had an impairment expense of $2,324 for patents that were rejected.

Note 7                      Related Party Transactions

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of B Green Innovations, Inc.  This amount is related to funds loaned to iVoice and is unrelated to the operations of B Green Innovations, Inc.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at March 31, 2012) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of March 31, 2012 and December 31, 2011, the outstanding balances were $3,003, plus accrued interest of $134,224 and $132,174, respectively.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011

Note 7                      Related Party Transactions (continued)

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. As of March 31, 20112 and December 31, 2011, total deferred compensation due to Mr. Mahoney was $521,868 and $484,928 respectively.

On December 30, 2011, as part of a transaction involving the sale of iVoice, Inc., the holder of the Preferred Stock, Mr. Mahoney exchanged amounts due him from iVoice, Inc. for the aforementioned 3% Preferred Stock.

Note 8                     Income taxes

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

Note 9                     Capital Stock

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011

Note 9                     Capital Stock (continued)

a)        Preferred Stock (continued)

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

On January 5, 2011, the Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057.664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note. As of March 31, 2012 and December 31, 2011 1,606 shares of Series A 3% Preferred Stock are issued and outstanding, respectively.

In February 2011 the Board of Directors authorized the Company to sell up 350 shares of the Series A 3% Preferred Stock.

On January 9, 2012, Jerome Mahoney exchanged a note issued by iVoice, Inc. for the sum of $972,202.67 for a new note issued by American Security Resources Corporation (“ASRC”), an unrelated party to the Company (the “ASRC Note”).  Thereafter, pursuant to a Preferred Stock Exchange Agreement by and among, Jerome Mahoney, ASRC and the Company, Mr. Mahoney returned the ASRC Note to ASRC in exchange for the Company cancelling an equal value of the Company’s Series A 3% Preferred Stock (“Preferred Stock”), or 972.2 shares, held by iVoice, Inc. and the issuance of an equal number of Preferred Stock shares to Mr. Mahoney. As of March 31, 2012 dividends in arrears amounted to $409,409.

b)        Class A Common Stock

As of March 31, 2012, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 636,452,726 shares were issued, and 635,258,243 shares were outstanding, and 1,194,483 shares were issued pending conversion by YA Global Investments.

Each holder of Class A Common Stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for payment of dividends.  The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance its growth objectives. During the three months ended march 31, 2012, the Company issued 25,000,000 shares of Class A Common stock to an individual in lieu of compensation with a fair market value of $22,500.

c)        Class B Common Stock

As of March 31, 2012, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share and 69,014 shares issued and outstanding.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock.  In February 2011, the Board of Directors authorized the Company to buy back up to 115,025 shares of Class B common stock at $1.00 per share. During the three months ended March 31, 2012, the Company repurchased 16,237 shares of its Class B Common Stock at $1.00 per at the same price that it was purchased from a related party.

d)        Class C Common Stock

As of March 31, 2012, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock.  Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of March 31, 2012, no shares were issued or outstanding.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011

Note 10                    Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of March 31, 2012.

Note 11                    Fair Value Measurements

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011

Note 11                    Fair Value Measurements (continued)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2012 and December 31, 2011. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

March 31, 2012	Level I	Level II	Level III	Total
Marketable Securities	$917,568	$-	$-	$917,568
Total Assets	$917,568	$-	$-	$917,568

Total Liabilities	$-	$-	$-	$-

December 31, 2011	Level I	Level II	Level III	Total
Marketable Securities	$910,845	$-	$-	$910,845
Total Assets	$910,845	$-	$-	$910,845

Total Liabilities	$-	$-	$-	$-

Note 12                    New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, guidance to improve consistency in application of existing fair value measurement and disclosure requirements.  The standard is intended to clarify the application of the requirements, not to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of ASU 2011-04 did not have an impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The standard eliminates the current option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment does not affect how earnings per share is calculated or presented.  The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-05 did not have an impact on our financial statements.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011

Note 12                    New Accounting Pronouncements (continued)

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350).” The objective of this Update is to simplify how entities test goodwill for impairment. This Update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of ASU 2011-08 did not have an impact on our financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (ASC Topic 210) — Disclosures about Offsetting Assets and Liabilities. The ASU requires enhanced disclosures on offsetting, including disclosing gross and net information about instruments and transactions eligible for offset and instruments and transactions subject to an agreement similar to a master netting arrangement.  The ASU is effective for the Company’s first quarter of fiscal year 2014 and requires the enhanced disclosures for all comparative periods presented.  Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 13                    Gain on Reduction of Liability

For the three months ended March 31, 2012 the Company recorded a gain on reduction of liabilities in the amount of $53,860 as a result of amounts due which have exceeded the statute of limitations

Note 14                    Segment Data

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011

Note 14                    Segment Data (continued)

The tables below present information about reportable segments for the three months ended March 31, 2012 and 2011.

Three Months Ended March 31, 2012

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$102,560	$6,175	$-	$108,735
Cost of sales	23,563	-	-	23,563
Gross profit	78,997	6,175	-	85,172

General and administrative	-	-	183,945	183,945
Interest and dividends, net	-	-	(29,404)	(29,404)
Gain on extinguishment of debt	-	-	(53,860)	(53,860)
	-	-	99,681	99,681

Income (loss) before taxes	$78,997	$6,175	$(100,681)	$(15,509)

Three Months Ended March 31, 2011

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$35,278	$6,343	$-	$41,621
Cost of sales	11,660	-	-	11,680
Gross profit	23,618	6,343	-	29,961

General and administrative	-	-	162,060	162,060
Interest, net	-	-	2,728	2,728
Impairment of assets	-	-	19,582	19,582
Other income	-	-	(26,500)	(26,500)
	-	-	157,870	157,870

Income (loss) before taxes	$23,618	$6,343	$(157,870)	$(127,909)

Note 15                    Subsequent Event

On April 20, 2012, the Company issued 62,000,000 shares of Class A Common stock to a director of the Company in lieu of compensation with a fair market value of $48,500.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF  OPERATIONS

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

Results of Operations

Total sales increased $67,114 (161.3%) for the three months ended March 31, 2012 to $108,735 as compared to $41,621 for the same periods in the prior year. This increase is due to the increase in sales of our “green” products as a result of an increase in volume from new customers. The Company continues to evaluate additional products to its product line as well as expanding its distribution channels. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Gross profit increased $55,211 (184.3%) for the three months ended March 31, 2012 to $85,172 as compared to $29,961 for the same periods in the prior year primarily as a result the increased volume of the “green” products and the cost savings by changing our out-sourced manufacturer. Gross profit for the three months ended March 31, 2012 as 78% compared to 72% for the three months ended March 31, 2011.

Total selling, general and administrative expenses increased $21,885 (13.5%) for the three ended March 31, 2012 to $183,945 as compared to $162,060 for the same period in the prior year primarily as a result of an increase in stock compensation expense. The Company had no expenses related to the impairment of assets for the three months ended March 31, 2012 as compared to $19,582 for the three months ended March 31, 2011.

For the three months ended March 31, 2012, the Company had a loss from operations of $98,773 as compared to a loss from operations of $151,681 for the three months ended March 31, 2011 as a result of the factors discussed above.

Total other income was $83,264 for the three months ended March 31, 2012 as compared to other income of $23,772 for the three months ended March 31, 2011 as a result of a gain from the extinguishment of a liability and an increase in dividend income partially offset by a decrease in other income from administrative services.

The net loss for the quarter ended March, 31, 2012 was $15,509 as compared to a net loss of $127,909 for the quarter ended March 31, 2011. The changes were the result of the factors discussed above.

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

During the three months ended March 31, 2012, the Company had a net decrease in cash of $15,152.  The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities. The Company provided $1,085 in cash for operating activities for the three months ended March 31, 2012 as compared to using $77,341 in the prior year. The decrease in cash used in operating activities is primarily the result of the lower operating loss for the period.

Cash used in investing activities.  The Company used $900,000 in investing activities for the three months ended March 31, 2011 for the purchase of marketable securities. There were no investing activities for the three months ended March 31, 2012.

Cash used in financing activities. The Company used $16,237 in financing activities for the three months ended March 31, 2012 as compared to $15,167 for three months ended March 31, 2011 as a result of lower repurchases of Class B Common Stock.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2012.

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

Off Balance Sheet Arrangements

During the three months ended March 31, 2012, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company, our common stock.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

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

B GREEN INNOVATIONS, INC.

Date: May 14, 2012	By:	/s/ Jerome Mahoney
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