Form 10-Q
period 2012-06-30
B Green Innovations, Inc.
filed 2012-08-10
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 767,952,726 shares of Class A Common stock, no par value as of August 1, 2012.

B GREEN INNOVATIONS, INC

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

B GREEN INNOVATIONS, INC.
CONDENSED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2012	2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$207,550	$207,339
Marketable securities, at fair value	-	910,845
Accounts receivable	12,478	54,910
Inventories	4,234	1,871
Prepaid expenses and other current assets	19,355	12,320
Total current assets	243,617	1,187,285

Property, plant and equipment, net	8,829	10,090
Intangible assets, net of accumulated amortization	51,574	52,657

Total assets	$304,020	$1,250,032

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$512,910	$598,961
Due to related party	705,565	670,961
Deferred maintenance contracts	1,500	500
Notes payable to related party	603	3,003
Total current liabilities	1,220,578	1,273,425

Stockholders' equity (deficit):
Series A 3% Secured Preferred Stock	761,922	1,605,546
Common stock:
Class A Common Stock	1,145,556	1,097,806
Class B Common Stock	460	853
Class C Common Stock	-	-
Accumulated comprehensive income	-	1,016
Additional paid-in capital	9,932,687	9,901,681
Accumulated deficit	(12,757,183)	(12,630,295)
Total stockholders' equity (deficit)	(916,558)	(23,393)
Total liabilities and stockholders' equity (deficit)	$304,020	$1,250,032

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net sales	$78,911	$65,733	$187,646	$107,354

Cost of sales	26,302	16,338	49,865	27,998

Gross profit	52,609	49,395	137,781	79,356

Operating expenses:
General and administrative expenses	114,090	148,906	298,035	310,966
Impairment of assets	-	-	-	19,582

Total operating expenses	114,090	148,906	298,035	330,548

Loss from operations	(61,481)	(99,511)	(160,254)	(251,192)

Other income (expense):
Interest	139	3,813	302	1,490
Dividend income	35,291		70,582	3,325
Interest expense	(19,123)	(4,364)	(25,173)	(8,094)
Other income	-	45,000	-	71,500
Gain from reduction of liability	-	-	53,860	-
Loss on sales of marketable securities	(66,205)	-	(66,205)	-

Total other income (expense)	(49,898)	44,449	33,366	68,221

Income (loss) from operations before provision for income taxes	(111,379)	(55,062)	(126,888)	(182,971)

Provision for income taxes	-	-	-	-
Net income (loss)	$(111,379)	$(55,062)	$(126,888)	$(182,971)

Basic income (loss) per common share	$(0.00)	$(0.00)	$0.00	$0.00
Diluted income (loss) per common share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average shares outstanding
Basic	678,489,012	604,520,396	644,715,071	604,468,182
Diluted	678,489,012	604,520,396	644,715,071	604,468,182

See accompanying notes to condensed financial statements

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(126,888)	$(182,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,344	8,056
Gain on extinguishment of liability	(53,860)	-
Beneficial interest	12,600
Issuance of common stock in lieu of compensation	22,500	-
Issuance of common stock for services	1,600	1,500
Loss of sale of marketable securities	66,205	-
Impairment of assets	-	19,582

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	42,432	(25,512)
(Increase) decrease in inventories	(2,363)	471
(Increase) decrease in prepaid expenses	(7,035)	2,664
Increase in notes receivable	-	(71,500)
(Decrease) increase in accounts payable and accrued liabilities	(7,551)	17,355
Increase in amounts due to related parties	88,464	95,322
Increase in deferred maintenance contracts	1,000	665
Net cash provided by (used in) operating activities	39,448	(134,368)

Cash flows from investing activities:
Proceeds from sale of marketable securities	843,624	-
Reinvestment of dividends	-	(3,325)
Purchases of marketable securities	-	(900,000)
Net cash provided by (used in) investing activities	843,624	(903,325)

Cash flows from financing activities:
Repurchase of Series A Preferred Stock	(843,624)
Repurchase of Class B Common Stock	(39,237)	(24,905)
Net cash used in financing activities	(882,861)	(24,905)

Net increase (decrease) in cash and cash equivalents	211	(1,062,598)
Cash and cash equivalents at beginning of period	207,339	1,144,944
Cash and cash equivalents at end of period	$207,550	$79,346

During the period, cash was paid for the following:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the Six Months Ended June 30, 2012:

a)	The Company issued 25,000,000 shares of Class A Common stock to an individual in lieu of compensation with a fair market value of $22,500.

b)
The Company issued 99,500,000 shares of Class A Common stock issued to a director of the Company for payment of accounts payable for directors fees owed for over 6 years with a market value of $78,500.

c)	The Company issued 2,000,000 shares of Class A Common stock to an individual in payment of consulting fees with a fair market value of $1,600.

d)
The Company issued 30,000,000 of Class A Common stock to an individual to reduce a promissory note in the amount of $2,400. The difference between the fair market value of $15,000 and the promissory note reduction was charged to beneficial interest in the amount of $12,600.

For the Six Months Ended June 30, 2011:

a)
The Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057.664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note.

b)	During the six months ended June 30, 2011, the Company issued 1,071,428 shares of Class A common stock with a fair value of $1,500 for services.

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011

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
June 30, 2012 and 2011

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

As of June 30, 2012, the Company had a net operating loss, and negative working capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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
June 30, 2012 and 2011

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

e)    Research and Development Costs

Research and development costs are charged to expense when incurred. The Company has not incurred any research and development costs for the six months ended June 30, 2012 and 2011.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the three and six months ended June 30, 2012 the Company incurred $807 and $1,750, respectively, as compared to $1,545 and $1,981, respectively, for the three and six months ended June 30, 2011.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2012 and December 31, 2011. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

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
June 30, 2012 and 2011

Note 4                      Summary of Significant Accounting Policies (continued)

i)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of June 30, 2012 the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)    Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2012 and December 31, 2011 is adequate.

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
June 30, 2012 and 2011

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the six months ended June 30, 2012 and 2011, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of June 30, 2012 and December 31, 2011.

n)     Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of June 30, 2012 and December 31, 2011 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the debt approximates its carrying value at the stated discount rate of the debt to reflect recent market conditions.

o)     Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment losses were recognized for the three and six months ended June 30, 2012. For the six months ended June 30, 2011 the Company recorded an impairment loss of $19,582 related to fixed assets no longer utilized in the amount of $17,258 and for patents rejected in the amount of $2,324. Such amounts are reported in the accompanying statement of operations in operating expenses

p)     Accumulated Other Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. During the six months ended June 30, 2012 and 2011, the Company had one item that represented comprehensive income, and thus, has included a statement of comprehensive income (loss).

Note 5                      Earnings (Loss) Per Share

FASB ASC 260-10 requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the three and six months ended June 30, 2012 and 2011 does not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011

Note 5                      Earnings (Loss) Per Share (continued)

The computation of diluted loss per share for the three and six months ended June  30, 2012 does not include share equivalents in the amount of 3,233,097,188 as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.  The computation of diluted loss per share for the three and six months ended June 30, 2011 does not assume conversion, exercise or contingent exercise of warrants, and securities in the amount of 3,220,057,634 shares as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
Basic net loss per share:
Net loss attributable to common stockholders	$(111,379)	$(55,062)
Weighted-average common shares outstanding	678,489,012	604,520,396
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share:
Net loss attributable to common stockholders	$(111,379)	$(55,062)
Weighted-average common shares outstanding	678,489,012	604,520,396
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	678,489,012	604,520,396
Diluted net loss per share	$(0.00)	$(0.00)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Basic net loss per share:
Net loss attributable to common stockholders	$(126,888)	$(182,971)
Weighted-average common shares outstanding	644,715,071	604,468,182
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share:
Net loss attributable to common stockholders	$(126,888)	$(182,971)
Weighted-average common shares outstanding	644,715,071	604,468,182
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	644,715,071	604,468,182
Diluted net loss per share	$(0.00)	$(0.00)

Note 6                      Intangible Assets

Intangible assets consist of patents pending in the amount of $51,574 and $52,657 for the periods ended June 30, 2012 and December 31, 2011. The Company recorded amortization expense of $541 and $1,082, respectively, for the three and six months ended June 30, 2012 as compared to $513 and $3,899, respectively, for the same periods in the prior fiscal year. There was no impairment expense for the six months ended June 30, 2012. For the six months ended June 30, 2011, the Company had an impairment expense of $2,324 for patents that were rejected.

Note 7                      Related Party Transactions

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, Chief Executive Officer and Non-Executive Chairman of the Board of B Green Innovations, Inc.  This amount is related to funds loaned to iVoice and is unrelated to the operations of B Green Innovations, Inc.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at June 30, 2012) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011

Note 7                      Related Party Transactions (continued)

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. During the six months ended June 30, 2012, the Company issued 30,000,000 of Class A Common stock to reduce the promissory note in the amount of $2,400. The difference between the fair market value of $15,000 and the promissory note reduction was charged to beneficial interest in the amount of $12,600. As of June 30, 2012 and December 31, 2011, the outstanding balances were $603 and $3,003, respectively, plus accrued interest of $144,747 and $132,174, respectively.

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

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. As of June 30, 2012 and December 31, 2011, total deferred compensation due to Mr. Mahoney was $560,818 and $484,928 respectively.

On December 30, 2011, as part of a transaction involving the sale of iVoice, Inc., the holder of the Company’s Series A 3% Secured Preferred Stock, Mr. Mahoney exchanged amounts due him from iVoice, Inc. for the aforementioned 3% Preferred Stock.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011

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

In February 2011 the Board of Directors authorized the Company to sell up 350 shares of the Series A 3% Preferred Stock.

On January 9, 2012, Jerome Mahoney exchanged a note issued by iVoice, Inc. for the sum of $972,203 for a new note issued by American Security Resources Corporation (“ASRC”), an unrelated party to the Company (the “ASRC Note”).  Thereafter, pursuant to a Preferred Stock Exchange Agreement by and among, Jerome Mahoney, ASRC and the Company, Mr. Mahoney returned the ASRC Note to ASRC in exchange for the Company cancelling an equal value of the Company’s Series A 3% Preferred Stock (“Preferred Stock”), or 972.2 shares, held by iVoice, Inc. and the issuance of an equal number of Preferred Stock shares to Mr. Mahoney. In June 2012, the Company redeemed 843.6 of the outstanding Series A Preferred Stock for cash in the amount of $843,624 based on the stated value of $1,000 per share. As of June 30, 2012 and December 31, 2011, respectively, 762 and 1,606 shares of Series A 3% Preferred Stock are issued and outstanding, respectively.

As of June 30, 2012 and December 31, 2011 dividends in arrears amounted to $420,881 and $397,233, respectively.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011

Note 9                     Capital Stock (continued)

b)        Class A Common Stock

As of June 30, 2012, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 767,952,726 shares were issued, and 766,758,243 shares were outstanding, and 1,194,483 shares were issued pending conversion by YA Global Investments.

Each holder of Class A Common Stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for payment of dividends.  The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance its growth objectives. During the six months ended June 30, 2012, the Company issued the following shares of Class A Common stock:

•	25,000,000 shares of Class A Common stock to an employee in lieu of compensation with a fair market value of $22,500.
•
99,500,000 shares of Class A Common stock issued to a director of the Company for payment of accounts payable in the amount of $78,500 for directors fees owed for over 6 years, market value of shares was $57,250, which resulted  in $21,250 gain from settlement. Gain was ,recorded as additional paid-in capital.

•	2,000,000 shares of Class A Common stock to an individual in payment of consulting fees with a fair market value of $1,600.
•
30,000,000 of Class A Common stock to Jerry Mahoney to reduce a promissory note in the amount of $2,400. The difference between the fair market value of $15,000 and the promissory note reduction was charged to beneficial interest in the amount of $12,600.

c)        Class B Common Stock

As of June 30, 2012, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share and 46,014 shares issued and outstanding.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. In February 2011, the Board of Directors authorized the Company to buyback up to 115,025 shares of Class B common stock at $1.00 per share. During the six months ended June 30, 2012, the Company repurchased 39,237 shares of its Class B Common Stock at $1.00 per share which is the same price that it was purchased from Jerry Mahoney, a related party.

d)        Class C Common Stock

As of June 30, 2012, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of June 30, 2012, no shares were issued or outstanding.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011

Note 10                    Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of June 30, 2012.

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
June 30, 2012 and 2011

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2012 and December 31, 2011. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2012	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Total Liabilities	$-	$-	$-	$-

December 31, 2011	Level I	Level II	Level III	Total
Marketable Securities	$910,845	$-	$-	$910,845
Total Assets	$910,845	$-	$-	$910,845

Total Liabilities	$-	$-	$-	$-

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
June 30, 2012 and 2011

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

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (ASC Topic 210) — Disclosures about Offsetting Assets and Liabilities. The ASU requires enhanced disclosures on offsetting, including disclosing gross and net information about instruments and transactions eligible for offset and instruments and transactions subject to an agreement similar to a master netting arrangement.  The ASU is effective for the Company’s first quarter of fiscal year 2013 and requires the enhanced disclosures for all comparative periods presented.  Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 13                    Gain on Reduction of Liability

The Company recorded a gain from the reduction in liabilities of $53,860 in 2012. The obligation principally relates to services rendered when the Company was operating under different operations. Very little, if any, collection activity occurred. In the opinion of Company’s counsel as a result of the passage of time these liabilities cannot be legally enforced against the Company.

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011

Note 14                    Segment Data (continued)

The tables below present information about reportable segments for the three and six months ended June 30, 2012 and 2011.

Three Months Ended June 30, 2012

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$78,411	$500	$-	$78,911
Cost of sales	26,302	-	-	26,302
Gross profit	52,109	500	-	52,609

General and administrative	-	-	114,090	114,090
Interest and dividends, net	-	-	(16,307)	(16,307)
Loss on sale of marketable securities	-	-	66,205	66,205
	-	-	163,988	163,988

Income (loss) before taxes	$52,109	$500	$(163,988)	$(111,379)

Three Months Ended June 30, 2011

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$65,066	$667	$-	$65,733
Cost of sales	16,338	-	-	16,338
Gross profit	48,728	667	-	49,395

General and administrative	-	-	148,906	148,906
Interest, net	-	-	551	551
Impairment of assets	-	-	-	-
Other income	-	-	(45,000)	(45,000)
	-	-	104,457	104,457

Income (loss) before taxes	$48,728	$667	$(104,457)	$(55,062)

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011

Note 14                    Segment Data (continued)

Six Months Ended June 30, 2012

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$180,971	$6,675	$-	$187,646
Cost of sales	49,865	-	-	49,865
Gross profit	131,106	6,675	-	137,781

General and administrative	-	-	298,035	298,035
Interest and dividends, net	-	-	(45,711)	(45,711)
Loss on sales of marketable securities	-	-	66,205	66,205
Gain on extinguishment of debt	-	-	(53,860)	(53,860)
	-	-	264,669	264,669

Income (loss) before taxes	$131,106	$6,675	$(264,669)	$(126,888)

Six Months Ended June 30, 2011

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$100,344	$7,010	$-	$107,354
Cost of sales	27,998	-	-	27,998
Gross profit	72,346	7,010	-	79,356

General and administrative	-	-	310,966	310,966
Interest, net	-	-	3,279	3,279
Impairment of assets	-	-	19,582	19,582
Other income	-	-	(71,500)	(71,500)
	-	-	262,327	262,327

Income (loss) before taxes	$72,346	$7,010	$(262,327)	$(182,971)

Note 15                    Subsequent Event

On July 30, 2012 the Company issued 33,000,000 shares Class A Common Stock to a Company upon the conversion of $10,000 of debt owed to debtor of the Company pursuant to an Assignment of Debt Agreement.

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are:  changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10−K for the fiscal year ended December 31, 2011 entitled “Risk Factors”.

Results of Operations

Total sales increased $13,178 (20.0%) and $80,292 (74.8%) for the three and six months ended June 30, 2012 to $78,911 and $187,646, respectively, as compared to $65,733 and $107,354 for the same periods in the prior year. This increase is due to the increase in sales of our “green” products as a result of an increase in volume from new customers. The Company continues to evaluate additional products to its product line as well as expanding its distribution channels. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Gross profit increased $3,214 (6.5%) and $58,425 (73.6%) for the three and six months ended June 30, 2012 to $52,609 and $137,781, respectively, as compared to $49,395 and $79,356 for the same periods in the prior year primarily as a result the increased volume of the “green” products and the cost savings by changing our out-sourced manufacturer. Gross profit for the six months ended June 30, 2012 was 73.4% compared to 73.9% for the six months ended June 30, 2011. Gross profit for the three months ended June 30, 2012 was 66.7% compared to 75.1% for the three months ended June 30, 2011.

Total selling, general and administrative expenses decreased $34,816 (23.4%) and $12,931 (4.2%) for the three and six months ended June 30, 2012 to $114,090 and $298,035, respectively, as compared to $148,906 and $310,966 for the same periods in the prior year primarily as a result of a decrease in professional fees stock compensation expense. The Company had no expenses related to the impairment of assets for the six months ended June 30, 2012 as compared to $19,582 for the six months ended June 30, 2011.

For the three and months ended June 30, 2012, the Company had losses from operations of $61,481 and $160,254, respectively, as compared to losses from operations of $99,511 and $251,192 for the three and six months ended June 30, 2011 as a result of the factors discussed above.

Total other expense was $49,898 for the three months ended June 30, 2012 as compared to other income of $44,449 for the three months ended June 30, 2011 as a result of the loss on the sale of marketable securities, a decrease in income from administrative services, partially offset by an increase in dividend income. Total other income was $33,366 for the six months ended June 30, 2012 as compared to other income of $68,221 for the six months ended June 30, 2011 as a result of the loss on the sale of marketable securities, a decrease in income from administrative services, partially offset by an increase in dividend income.

The net loss for the quarter ended June, 30, 2012 was $111,379 as compared to a net loss of $55,062 for the quarter ended June 30, 2011.  The net loss for the six months ended June 30, 2012 was $126,888 as compared to a net loss of $182,971 for the six months ended June 30, 2011. The changes were the result of the factors discussed above.

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

During the six months ended June 30, 2012, the Company had a net increase in cash of $211.  The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities. The Company provided $39,448 in cash for operating activities for the six months ended June 30, 2012 as compared to using $134,368 in the prior year. The decrease in cash used in operating activities is primarily the result of the lower operating loss.

Cash provided by (used in) investing activities.  The Company provided $843,624 in cash from investing activities for the six months ended June 30, 2012 as compared using $903,325 in investing activities for the six months ended June 30, 2011 as a result of selling its marketable securities in 2012 and as compared to its purchase in 2011.

Cash (used in) provided by financing activities. The Company used $882,861 in financing activities for the six months ended June 30, 2012 as compared to $24,905 for six months ended June 30, 2011 as a result of partial payment of Series A Preferred Stock.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2012.

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

Due to the nature of the business and one-time contracts, it is unlikely that one customer will impact revenues in future periods. All revenues for 2012 and 2011 related to the Company’s IVR operations were derived from annual maintenance and support agreements.

Off Balance Sheet Arrangements

During the six months ended June 30, 2012, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2012.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

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

B GREEN INNOVATIONS, INC.

Date: August 10, 2012	By:	/s/ Jerome Mahoney
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