Form 10-Q
period 2012-09-30
B Green Innovations, Inc.
filed 2012-11-14
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-120490

B GREEN INNOVATIONS, INC.
         (Exact name of the Registrant as specified in Charter)

New Jersey	20-1862731
(State of Incorporation)	(I.R.S. Employer ID Number)

750 Highway 34, Matawan, New Jersey	07747
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone No. including Area Code: 732-696-9333

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 886,952,726 shares of Class A Common stock, no par value as of November 5, 2012.

B GREEN INNOVATIONS, INC

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

B GREEN INNOVATIONS, INC.
CONDENSED BALANCE SHEETS

ASSETS	September 30,	December 31,
	2012	2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$160,045	$207,339
Marketable securities, at fair value	-	910,845
Accounts receivable	39,481	54,910
Inventories	2,112	1,871
Prepaid expenses and other current assets	14,027	12,320
Total current assets	215,665	1,187,285

Property, plant and equipment, net	8,198	10,090
Intangible assets, net of accumulated amortization	51,033	52,657

Total assets	$274,896	$1,250,032

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$493,761	$598,961
Due to related party	761,256	670,961
Deferred maintenance contracts	1,000	500
Notes payable to related party	603	3,003
Total current liabilities	1,256,620	1,273,425

Stockholders' equity (deficit):
Series A 3% Secured Preferred Stock	761,922	1,605,546
Common stock:
Class A Common Stock	1,192,956	1,097,806
Class B Common Stock	460	853
Class C Common Stock	-	-
Accumulated comprehensive income	-	1,016
Additional paid-in capital	9,932,687	9,901,681
Accumulated deficit	(12,869,749)	(12,630,295)
Total stockholders' equity (deficit)	(981,724)	(23,393)
Total liabilities and stockholders' equity (deficit)	$274,896	$1,250,032

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net sales	$77,169	$64,173	$264,815	$171,527

Cost of sales	20,806	16,044	70,671	44,042

Gross profit	56,363	48,129	194,144	127,485

Operating expenses:
General and administrative expenses	132,503	147,519	430,538	458,485
Impairment of assets	-	-	-	19,582

Total operating expenses	132,503	147,519	430,538	478,067

Loss from operations	(76,140)	(99,390)	(236,394)	(350,582)

Other income (expense):
Interest	114	906	416	2,397
Dividend income	-	3,815	70,582	7,139
Interest expense	(7,140)	(5,058)	(32,313)	(13,152)
Other income	-	45,000	-	116,500
Settlement expense	(29,400)	-	(29,400)	-
Gain from reduction of liability	-	-	53,860	-
Loss on sales of marketable securities	-	-	(66,205)	-

Total other income (expense)	(36,426)	44,663	(3,060)	112,884

Loss from operations before provision for income taxes	(112,566)	(54,727)	(239,454)	(237,698)

Provision for income taxes	-	-	-	-
Net loss	$(112,566)	$(54,727)	$(239,454)	$(237,698)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average shares outstanding Basic and diluted	841,748,243	606,774,858	711,351,309	605,241,917

See accompanying notes to condensed financial statements

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(239,454)	$(237,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,516	10,647
Gain on extinguishment of liability	(53,860)	-
Beneficial interest	12,600	-
Settlement expense	29,400	-
Issuance of common stock in lieu of compensation	22,500	-
Issuance of common stock for services	1,600	4,500
Loss of sale of marketable securities	66,205	-
Impairment of assets	-	19,582

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	15,429	(13,733)
Increase in inventories	(241)	(4,793)
(Increase) decrease in prepaid expenses	(1,707)	8,359
Increase in notes receivable	-	(116,500)
(Decrease) increase in accounts payable and accrued liabilities	(8,700)	48,554
Increase in amounts due to related parties	144,155	147,283
Increase in deferred maintenance contracts	500	6,340
Net cash used in operating activities	(8,057)	(127,459)

Cash flows from investing activities:
Proceeds from sale of marketable securities	843,624	-
Reinvestment of dividends	-	(7,139)
Purchases of marketable securities	-	(900,000)
Net cash provided by (used in) investing activities	843,624	(907,139)

Cash flows from financing activities:
Conversion of Series A Preferred Stock	(843,624)
Repurchase of Class B Common Stock	(39,237)	(29,774)
Net cash used in financing activities	(882,861)	(29,774)

Net increase (decrease) in cash and cash equivalents	(47,294)	(1,064,372)
Cash and cash equivalents at beginning of period	207,339	1,141,944
Cash and cash equivalents at end of period	$160,045	$77,572

During the period, cash was paid for the following:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the Nine Months Ended September 30, 2012:

a)	The Company issued 25,000,000 shares of Class A Common stock to an individual in lieu of compensation with a fair market value of $22,500.

b)
The Company issued 99,500,000 shares of Class A Common stock issued to a director of the Company for payment of accounts payable for directors fees owed for over 6 years with a market value of $78,500. The market value of the shares was $57,250, which resulted in a $21,250 gain from settlement, which was recorded as additional paid-in capital.

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

e)
The Company issued 75,000,000 shares Class A Common Stock to a Company upon the conversion of $18,000 of debt owed to a debtor of the Company pursuant to an Assignment of Debt Agreement. The market value of the shares was $47,400. The difference between the market value and the debt reduction of $29,400 was charged to settlement expense

For the Nine Months Ended September 30, 2011:

a)
The Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057.664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note.

b)	The Company issued 3,642,856 shares of Class A common stock with a fair value of $4,500 for services.
.

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011

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

The Company also sells 100% degradable/biodegradable compactor bags. These bags include oxo-biodegradable additive using the latest technology that supports the 3 R’s of “Packaging Reduce”, “Reuse”, “Recycle” and provides a fourth R, “Remove”. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil.

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
September 30, 2012 and 2011

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

As of September 30, 2012, the Company had a net operating loss, and negative working capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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
September 30, 2012 and 2011

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

e)    Research and Development Costs

Research and development costs are charged to expense when incurred. The Company has not incurred any research and development costs for the nine months ended September 30, 2012 and 2011.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the three and nine months ended September 30, 2012 the Company incurred $2,422 and $4,172, respectively, as compared to $1,276 and $3,258, respectively, for the three and nine months ended September 30, 2011.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2012 and December 31, 2011. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

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
September 30, 2012 and 2011

Note 4                      Summary of Significant Accounting Policies (continued)

i)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of September 30, 2012, the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)    Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of September 30, 2012 and December 31, 2011 is adequate.

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
September 30, 2012 and 2011

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the nine months ended September 30, 2012 and 2011, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of September 30, 2012 and December 31, 2011.

n)     Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of September 30, 2012 and December 31, 2011 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the debt approximates its carrying value at the stated discount rate of the debt to reflect recent market conditions.

o)     Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment losses were recognized for the three and nine months ended September 30, 2012. For the nine months ended September 30, 2011, the Company recorded an impairment loss of $19,582 related to fixed assets no longer utilized in the amount of $17,258 and for patents rejected in the amount of $2,324. Such amounts are reported in the accompanying statement of operations in operating expenses

p)     Accumulated Other Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. During the nine months ended September 30, 2012 and 2011, the Company had one item that represented comprehensive income, and thus, has included a statement of comprehensive income (loss).

Note 5                      Earnings (Loss) Per Share

FASB ASC 260-10 requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the three and nine months ended September 30, 2012 and 2011 does not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011

Note 5                      Earnings (Loss) Per Share (continued)

The computation of diluted loss per share for the three and nine months ended September  30, 2012 does not include share equivalents in the amount of 4,465,356,563 as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.  The computation of diluted loss per share for the three and nine months ended September 30, 2011 does not assume conversion, exercise or contingent exercise of warrants, and securities in the amount of 3,921,751,719 shares as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Basic net loss per share:
Net loss attributable to common stockholders	$(112,566)	$(54,727)
Weighted-average common shares outstanding	841,748,243	606,774,858
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share:
Net loss attributable to common stockholders	$(112,566)	$(54,727)
Weighted-average common shares outstanding	841,748,243	606,774,858
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	841,748,243	606,774,858
Diluted net loss per share	$(0.00)	$(0.00)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Basic net loss per share:
Net loss attributable to common stockholders	$(239,454)	$(237,698)
Weighted-average common shares outstanding	711,351,309	605,241,917
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share:
Net loss attributable to common stockholders	$(239,454)	$(237,698)
Weighted-average common shares outstanding	711,351,309	605,241,917
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	711,351,309	605,241,917
Diluted net loss per share	$(0.00)	$(0.00)

Note 6                      Intangible Assets

Intangible assets consist of patents pending in the amount of $51,033 and $52,657 for the periods ended September 30, 2012 and December 31, 2011. The Company recorded amortization expense of $541 and $1,624, respectively, for the three and nine months ended September 30, 2012 as compared to $513 and $4,412, respectively, for the same periods in the prior fiscal year. There was no impairment expense for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, the Company had an impairment expense of $2,324 for patents that were rejected.

Note 7                      Related Party Transactions

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, Chief Executive Officer and Chairman of the Board of B Green Innovations, Inc.  This amount is related to funds loaned to iVoice and is unrelated to the operations of B Green Innovations, Inc.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at September 30, 2012) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011

Note 7                      Related Party Transactions (continued)

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. During the nine months ended September 30, 2012, the Company issued 30,000,000 of Class A Common stock to reduce the promissory note in the amount of $2,400. The difference between the fair market value of $15,000 and the promissory note reduction was charged to beneficial interest in the amount of $12,600. As of September 30, 2012 and December 31, 2011, the outstanding balances were $603 and $3,003, respectively, plus accrued interest of $151,889 and $132,174, respectively.

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

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. As of September 30, 2012, Mr. Mahoney’s salary was $ 199,307. All other terms of the Employment Agreement shall remain in full force and effect. A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash.

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. As of September 30, 2012 and December 31, 2011, total deferred compensation due to Mr. Mahoney was $609,367 and $484,928 respectively.

On December 30, 2011, as part of a transaction involving the sale of iVoice, Inc., the holder of the Company’s Series A 3% Preferred Stock, Mr. Mahoney exchanged amounts due him from iVoice, Inc. for the aforementioned Series A 3% Preferred Stock. In June 2012, Mr. Mahoney converted 843.6 of  Series A Preferred Stock into $843,624 based on the Initial Stated Value of $1,000 per share. In June 2012, the Company repurchased 39,237 shares of its Class B Common Stock at $1.00 per share which is the same price that it was purchased from Mr. Mahoney, a related party.

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
September 30, 2012 and 2011

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

In February 2011, the Board of Directors authorized the Company to sell up 350 shares of the Series A 3% Preferred Stock.

On January 9, 2012, Jerome Mahoney exchanged a note issued by iVoice, Inc. for the sum of $972,203 for a new note issued by American Security Resources Corporation (“ASRC”), an unrelated party to the Company (the “ASRC Note”).  Thereafter, pursuant to a Preferred Stock Exchange Agreement by and among, Jerome Mahoney, ASRC and the Company, Mr. Mahoney returned the ASRC Note to ASRC in exchange for the Company cancelling an equal value of the Company’s Series A 3% Preferred Stock (“Preferred Stock”), or 972.2 shares, held by iVoice, Inc. and the issuance of an equal number of Preferred Stock shares to Mr. Mahoney. In June 2012, the Company converted 843.6 of Series A Preferred Stock into $843,624 based on the Initial Stated Value of $1,000 per share. As of September 30, 2012 and December 31, 2011, respectively, 762 and 1,606 shares of Series A 3% Preferred Stock are issued and outstanding, respectively.

As of September 30, 2012 and December 31, 2011 dividends in arrears amounted to $426,723 and $397,233, respectively.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011

Note 9                     Capital Stock (continued)

b)        Class A Common Stock

As of September 30, 2012, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 842,952,726 shares were issued, and 841,758,243 shares were outstanding.
Each holder of Class A Common Stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for payment of dividends.  The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance its growth objectives. During the nine months ended September 30, 2012, the Company issued the following shares of Class A Common stock:

1.	25,000,000 shares of Class A Common stock to an employee in lieu of compensation with a fair market value of $22,500.

2.	99,500,000 shares of Class A Common stock issued to a director of the Company for payment of accounts payable in the amount of $78,500 for directors fees owed for over 6 years.

3.	2,000,000 shares of Class A Common stock to an individual in payment of consulting fees with a fair market value of $1,600.

4.
30,000,000 of Class A Common stock to Jerry Mahoney to reduce a promissory note in the amount of $2,400. The difference between the fair market value of $15,000 and the promissory note reduction was charged to beneficial interest in the amount of $12,600.

5.	75,000,000 shares Class A Common Stock to a Company upon the conversion of $18,000 of debt owed to debtor of the Company pursuant to an Assignment of Debt Agreement.

c)        Class B Common Stock

As of September 30, 2012, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share and 46,014 shares issued and outstanding.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. In February 2011, the Board of Directors authorized the Company to buyback up to 115,025 shares of Class B common stock at $1.00 per share. During the nine months ended September 30, 2012, the Company repurchased 39,237 shares of its Class B Common Stock at $1.00 per share which is the same price that it was purchased from Jerry Mahoney, a related party.

d)        Class C Common Stock

As of September 30, 2012, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of September 30, 2012, no shares were issued or outstanding.

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011

Note 10                    Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of September 30, 2012.

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
September 30, 2012 and 2011

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2012 and December 31, 2011. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2012	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Total Liabilities	$-	$-	$-	$-

December 31, 2011	Level I	Level II	Level III	Total
Marketable Securities	$910,845	$-	$-	$910,845
Total Assets	$910,845	$-	$-	$910,845

Total Liabilities	$-	$-	$-	$-

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
September 30, 2012 and 2011

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

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011

Note 14                    Segment Data (continued)

The tables below present information about reportable segments for the three and nine months ended September 30, 2012 and 2011.

Three Months Ended September 30, 2012

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$76,669	$500	$-	$77,169
Cost of sales	20,806	-	-	20,806
Gross profit	55,863	500	-	56,363

General and administrative	-	-	132,503	132,503
Interest and dividends, net	-	-	7,026	7,026
Settlement expense	-	-	29,400	29,400
Loss on sale of marketable securities	-	-	-	-
	-	-	168,929	168,929

Income (loss) before taxes	$55,863	$500	$(168,929)	$(112,566)

Three Months Ended September 30, 2011

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$52,823	$11,350	$-	$64,173
Cost of sales	16,044	-	-	16,044
Gross profit	36,779	11,350	-	48,129

General and administrative	-	-	147,519	147,519
Interest, net	-	-	337	337
Impairment of assets	-	-	-	-
Other income	-	-	(45,000)	(45,000)
	-	-	102,856	102,856

Income (loss) before taxes	$36,779	$11,350	$(102,856)	$(54,727)

B GREEN INNOVATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011

Note 14                    Segment Data (continued)

Nine Months Ended September 30, 2012

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$257,640	$7,175	$-	$264,815
Cost of sales	70,671	-	-	70,671
Gross profit	186,969	7,175	-	194,144

General and administrative	-	-	430,538	430,538
Interest and dividends, net	-	-	(38,685)	(38,685)
Settlement expense	-	-	29,400	29,400
Loss on sales of marketable securities	-	-	66,205	66,205
Gain on extinguishment of debt	-	-	(53,860)	(53,860)
	-	-	433,598	433,598

Income (loss) before taxes	$186,969	$7,175	$(433,598)	$(239,454)

Nine Months September 30, 2011

	“Green” Products	IVR	Corporate/ Reconciling Items	Total

Net sales	$153,167	$18,360	$-	$171,527
Cost of sales	44,042	-	-	44,042
Gross profit	109,125	18,360	-	127,485

General and administrative	-	-	458,485	458,485
Interest, net	-	-	3,616	3,616
Impairment of assets	-	-	19,582	19,582
Other income	-	-	(116,500)	(116,500)
	-	-	365,183	365,183

Income (loss) before taxes	$109,125	$18,360	$(365,183)	$(237,698)

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

Results of Operations

Total sales increased $13,006 (20.3%) and $93,288 (54.4%) for the three and nine months ended September 30, 2012 to $77,169 and $264,815, respectively, as compared to $64,163 and $171,527 for the same periods in the prior year. This increase is due to the increase in sales of our “green” products as a result of an increase in volume from new customers. The Company continues to evaluate additional products to its product line as well as expanding its distribution channels. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Gross profit increased $8,234 (17.1%) and $66,659 (52.3%) for the three and nine months ended September 30, 2012 to $56,363 and $194,144, respectively, as compared to $49,395 and $79,356 for the same periods in the prior year primarily as a result the increased volume of the “green” products and the cost savings by changing our out-sourced manufacturer. Gross profit for the nine months ended September 30, 2012 was 73.3% compared to 74.3% for the nine months ended September 30, 2011. Gross profit for the three months ended September 30, 2012 was 73.0% compared to 75.0% for the three months ended September 30, 2011.

Total selling, general and administrative expenses decreased $15,016 (10.2%) and $27,947 (6.1%) for the three and nine months ended September 30, 2012 to $132,503 and $430,538, respectively, as compared to $147,517 and $458,485 for the same periods in the prior year. For the three months ended September 30, 2012, the decrease is primarily a result of lower professional fees. For the nine months ended September 30, 2012, the decrease is attributed to lower professional fees and selling expenses offset partially by an increase in stock compensation expense. The Company had no expenses related to the impairment of assets for the nine months ended September 30, 2012 as compared to $19,582 for the nine months ended September 30, 2011.

For the three and nine months ended September 30, 2012, the Company had losses from operations of $76,140 and $236,394, respectively, as compared to losses from operations of $99,390 and $350,582 for the three and nine months ended September 30, 2011 as a result of the factors discussed above.

Total other expense was $36,426 for the three months ended September 30, 2012 as compared to other income of $44,663 for the three months ended September 30, 2011 as a result of a decrease in income from administrative services and settlement expense related to the extinguishment of debt. Total other expense was $3,060 for the nine months ended September 30, 2012 as compared to other income of $112,884 for the nine months ended September 30, 2011 as a result of the loss on the sale of marketable securities, settlement expense related to the extinguishment of debt,  and a decrease in income from administrative services, partially offset by an increase in dividend income.

The net loss for the quarter ended September, 30, 2012 was $112,566 as compared to a net loss of $54,727 for the quarter ended September 30, 2011.  The net loss for the nine months ended September 30, 2012 was $239,454 as compared to a net loss of $237,698 for the nine months ended September 30, 2011. The changes were the result of the factors discussed above.

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

During the nine months ended September 30, 2012, the Company had a net decrease in cash of $47,294.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $8,057 in cash for operating activities for the nine months ended September 30, 2012 as compared to using $127,459 in the prior year. The decrease in cash used in operating activities is primarily the result of the lower operating loss, the reduction in accounts receivable and the fact that last year had an increase in notes receivable that did not occur in the current fiscal year.

Cash provided by (used in) investing activities.  The Company provided $843,624 in cash from investing activities for the nine months ended September 30, 2012 as compared using $907,139 in investing activities for the nine months ended September 30, 2011 as a result of selling its marketable securities in 2012 and as compared to its purchase in 2011. The proceeds of the sale of marketable securities were  used to convert shares of the Company’s Series A Preferred Stock ( see Notes 7 and 9).

Cash used in financing activities. The Company used $882,861 in financing activities for the nine months ended September 30, 2012 as compared to $29,774 for nine months ended September 30, 2011 as a result of partial payment of Series A Preferred Stock.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2012.

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

Off Balance Sheet Arrangements

During the nine months ended September 30, 2012, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

1.	On February 3, 2012, 25,000,000 shares of Class A Common stock were issued to an employee in lieu of compensation with a fair market value of $22,500.

2.
On April 20, 2012  and June 14, 2012 a toatal 99,500,000 shares of Class A Common stock were issued to a director of the Company for payment of accounts payable in the amount of $78,500 for directors fees owed for over 6 years.

3.	On May 22, 2012, 2,000,000 shares of Class A Common stock were issued to an individual in payment of consulting fees with a fair market value of $1,600.

4.
On May 31, 2012, 30,000,000 of Class A Common stock were issued to Jerry Mahoney to reduce a promissory note in the amount of $2,400. The difference between the fair market value of $15,000 and the promissory note reduction was charged to beneficial interest in the amount of $12,600.

5.
On July 30, 2012 and August 29, 2012,  a total of 75,000,000 shares Class A Common Stock were issued to a Company upon the conversion of $18,000 of debt owed to debtor of the Company pursuant to an Assignment of Debt Agreement.

The issuances of the aforementioned shares will be made in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

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

B GREEN INNOVATIONS, INC.

Date: November 14, 2012	By:	/s/ Jerome Mahoney
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