Form 10-K
period 2012-12-31
B Green Innovations, Inc.
filed 2014-04-29
CIK 1307969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐  No ☑

As of March 30, 2014, the Registrant had 3,273,942,408 shares of Class A common stock outstanding and 46,014 shares of Class B common stock outstanding.

The aggregate market value of the voting Common Stock held by non-affiliates on June 30, 2013 (the last business day of our most recently completed second fiscal quarter) was $585,989 using the closing price on June 28, 2013.

1

PART I

ITEM 1.  BUSINESS

BACKGROUND

OVERVIEW

B Green Innovations, Inc., a Matawan, New Jersey-based corporation, (OTC Markets: BGNN), formerly iVoice Technology, Inc., (“B Green Innovations” or the “Company”) was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. (“iVoice”).  The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology, Inc., a Nevada corporation and affiliate of the Company.  When we refer to or describe any agreement, contract or other written instrument of the Company in these notes, we are referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology Nevada and assigned to the Company.

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

The Company’s “Go Green” mission from its inception is to create a “Green” company for the development of solutions to eliminate waste from the world’s environment.  B Green offers consumers a realistic and necessary solution to the problem of waste around the world. We believe that to truly have an impact on the planet, one must be committed to the environment and seek out environmentally friendly products.

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

SEGMENT DATA

The Company has determined it has two reportable segments – “green” technology products, and support of Interactive Voice Response (“IVR”) software. There are no inter-segment revenues.  Please see Note 13 to the Financial Statements filed herein.

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

The Company plans to market and sell its products through a distribution network and also through the use of telemarketing. B Green Innovations has distribution agreements with reputable distributors that have proven themselves within their territories and industry segments. The four main sales areas we will concentrate on will be direct selling to the appliance manufactures, large retail chains, regional distributors of appliances (suppliers) and the strong internet marketing presence. Distributors receive discounts for stocking and selling, and such discounts are determined by industry standards. The loss of any of one these distributors would not have a material adverse effect on the Company or its operations. One distributor represented 16% of sales and another represented 14% of sales.

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

Typical applications include:

•   Appliances: Can be mounted on the bottom of washing machines, dryers, dishwashers and refrigerators to reduce vibration and noise transmission

•   HVAC: Mount under feet of slab or rooftop mounted air conditioners, heat pumps and other refrigeration equipment to reduce structure borne vibration noise

•   Equipment: Used to isolate vibration from pool pumps, generators and other vibration generating equipment. Excellent for use in isolating sheet metal enclosures

VibeAway® - VibeAway® pads are specially designed washing machine anti-vibration pads for washing machines and dryers. The 100% crumb rubber pad, made from recycled tires, is designed to reduce the transfer of vibration that occurs in most typical washing and drying cycles. It is a shock absorption pad that is used to reduce sound, vibrations, and pulsating of washing machines, dryers, table saws, freezers and other large appliances. Our VibeAway® pads prevent washing machines from "walking," and help prolong the life of your washing machine, dryer or other appliance. They also reduce the need to reinforce upper level floors to reduce vibration and noise. The pads have a full refund guarantee and have the following advantages:

•   Reduces the transfer of vibration

•   Prevents washing machines from "walking"

•   Protect floors

•   Made from 100% recycled tire rubber, address important environmental concerns

•   Recessed for easy guidance for foot of washing machine/dryer

•   Full refund guarantee

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

For the years ended December 31, 2012 and 2011, the Company has not incurred any research and development expenditures.

EMPLOYEES

At December 31, 2012, we had 3 full-time employees and 1 part-time employee as well as 1 part-time consultant. Our employees are not covered by labor union contracts or collective bargaining agreements. From time to time, the Company also employs independent contractors to support its operations.

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

WE HAVE A HISTORY OF LOSSES AND CASH FLOW SHORTFALLS

The Company has incurred recurring operating losses while cash continues to decrease.  The Company had losses from operations of approximately $372,649 and $472,708 for the years ended December 31, 2012 and 2011, respectively. The Company has been and may, in the future, be dependent upon outside and related party financing to develop and market their products, perform their business development activities, and provide for ongoing working capital requirements. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition, our business, and us.

WE HAVE RECEIVED A REPORT FROM OUR INDEPENDENT AUDITORS THAT DESCRIBES THE UNCERTAINITY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company had received a report from its independent auditors for the fiscal year ended December 31, 2011 containing an explanatory paragraph describing the issues leading to substantial doubt about the uncertainty regarding the Company’s ability to continue as a going concern due to its historical negative cash flow and because, as of the date of the auditors’ opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next 12 months.

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

We have relied on the private placement of equity securities, convertible debentures and promissory notes to obtain working capital and may continue to do so in the future.  As of December 31, 2012, we have outstanding convertible obligations.  The deferred compensation of $639,188 (plus accrued interest of $159,614) owing to Mr. Mahoney provides that, at Mr. Mahoney’s option, principal and interest due on the note can be converted into shares of the Company’s Class B Common Stock, which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price of at which the Company had ever issued its Class A Common Stock. However, the Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.  There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations.

In order to obtain working capital in the future, we intend to issue additional equity securities and convertible obligations.

In the event that the price of our Class A Common Stock decreases, and our convertible obligations (or any other convertible obligations we may issue) are converted into shares of our Class A Common Stock:

•   the percentage of shares outstanding that will be held by these holders upon conversion will increase accordingly,

•   increased share issuance, in addition to a stock overhang of an indeterminable amount, may depress the price of our Class A Common Stock,

•   the sale of a substantial amount of convertible debentures to relatively few holders could effectuate a possible change in control of the Company, and

•   in the event of our voluntary or involuntary liquidation while the secured convertible debentures are outstanding, the holders of those securities will be entitled to a preference in distribution of our property.

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

JEROME MAHONEY THE PRESIDENT AND CEO OF B GREEN INNOVATIONS MAY HAVE CONTROL OVER OUR MANAGEMENT AND DIRECTION.

Mr. Mahoney owns 762 shares of the Company’s 3% Preferred Stock, 46,014 shares of the Company’s Class B common stock and will have the right to convert $639,188 of deferred compensation, together with accrued but unpaid interest of $159,614, into 798,802 shares of B Green Innovations Class B Common Stock, which Class B Common Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock.  Interest accrues on the outstanding principal balance of the note at prime plus 2% per annum.  There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.   If Mr. Mahoney converts his indebtedness into 798,802 shares of Class B Common Stock, he will have aggregate voting rights equal to 10,324,474,982 shares of Class A Common Stock and will have control over the management and direction of B Green Innovations, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.

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

In addition, third parties who claim that our products infringe the intellectual property rights of others may sue us.  This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved.  Any litigation or claims against us, whether valid or not, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a material adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

•   cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

•   obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

•   redesign our products, which would be costly and time-consuming.

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

OUR COMMON STOCK IS DEEMED TO BE “PENNY STOCK” WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3A51-1 promulgated under the Securities Exchange Act of 1934.  Penny stocks are stock:

•   with a price of less than $5.00 per share;

•   that are not traded on a “recognized” national exchange;

•   whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•   in issuers with net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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

Year	High	Low

2011

First Quarter	$0.0020	$0.0006
Second Quarter	$0.0018	$0.0010
Third Quarter	$0.0012	$0.0006
Fourth Quarter	$0.0011	$0.0005
2012

First Quarter	$0.0008	$0.0004
Second Quarter	$0.0013	$0.0004
Third Quarter	$0.0011	$0.0002
Fourth Quarter	$0.0005	$0.0002

The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

HOLDERS OF COMMON EQUITY.

 As of December 31, 2012, the number of record holders of our common shares was approximately 781.

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

On March 6, 2009, the Company filed with the State of New Jersey an Amendment to the Certificate (the “Amendment”) that revised the rights of the holders of the Company’s Series A 10% Preferred Stock. The revisions included:

a.   This preferred stock will be referred to in the Company’s Certificate of Incorporation as: “Series A 10% Preferred Stock”.

b.   The holders of the Series A 10% Preferred Stock shall have no voting rights.

c.   The Series A 10% Preferred Stock shall no longer be convertible.

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

In February 2011, the Board of Directors authorized the Company to sell up 350 shares of the Series A 3% Preferred Stock.

In February 2010, the Company filed with the State of New Jersey an Amendment to the Certificate that revised the rights of the holders of the Company’s Series A 3% Convertible Preferred Stock. The revisions included:

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

On November 13, 2012 the Company filed with the State of New Jersey an Amendment to the Certificate of Incorporation that revised the rights of the holders of the Company’s Series A 3% Preferred Stock which provided additional conversions rights. The holder may convert, with the consent of the Corporation their stock into (b) such amount of marketable securities held by the Corporation equal in value to the Series A Initial Value, as may be adjusted from time to time, or (c) cash equal in value to the Series A Initial Value, as may be adjusted from time to time. During the year ended December 31, 2012, the holder converted 843.624 shares of Series A 3% Preferred Stock for marketable securities at the Initial Value of $843,624.

As of December 31, 2012 dividends in arrears amounted to $432,564.

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

As of December 31, 2012, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 1,362,359,182 shares were issued, 1,361,164,699 shares were outstanding, and 1,194, 483 shares were issued pending conversion by YA Global Investments.

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

As of December 31, 2012 and 2011, there are 46,014 and 85,251 shares outstanding.

CLASS C COMMON STOCK

Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata.

As of December 31, 2012 and 2011, there are 20,000,000 shares of Class C Common Stock authorized; par value $.01 per share, and no shares were issued or outstanding.

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

The Company did not issue any stock options for the years ended December 31, 2012 and 2011.

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

(1) As of December 31, 2012, subject to approval by the Board of Directors, up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the Company’s 2005 Stock Incentive Plan (the “Stock Incentive Plan”) and up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the Company’s 2005 Directors' and Officers' Stock Incentive Plan (the “Directors’ and Officers’ Stock Incentive Plan”).  As of December 31, 2012 the Board had previously approved for issuance a total of 5,495,000 Class A Common Stock shares for each the Stock Incentive Plan and the Directors’ and Officers’ Stock Incentive Plan.  All authorized shares have been issued pursuant to each plan with no additional shares remaining.  The Board of Directors must take further action to authorize additional shares of issuance under each plan.

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

In addition, the Company released its new 100% degradable/biodegradable compactor bags. These bags include oxo-biodegradable additive using the latest technology that supports the 3 R’s of Packaging:  “Reduce”, “Reuse”, “Recycle” and provides a fourth R, “Remove”. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil.

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

The Company had received a going concern opinion from its auditors.  Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. On February 10, 2010, iVoice, Inc. agreed to purchase 1,219 shares of the Company’s 3% Preferred Stock for $1,100,000 in cash and exchange of convertible debt.

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

Results of Operations 2012 Compared to 2011

Total revenues increased $53,106 (19.9%) for the year ended December 31, 2012 to $319,413 as compared to $266,307 for the year ended December 31, 2011. This increase is primarily attributed to the sales of our ”vibe-away” products to our distributors offset by a decrease maintenance fees on our IVR products.  The Company continues to evaluate additional products to add to its product line as well as expanding its distribution channels.

Gross profit increased $28,427 (14.0%) to $230,979 for the year ended December 31, 2012 as compared to $202,552 for the same period in the prior year primarily as a result of the increased volume. The gross profit percentage was 72.3% for the year ended December 31, 2012 decreased slightly as compared to 76.1% for the year ended December 31, 2011 as maintenance services were a lower percentage of total sales in 2012.

Total operating expenses decreased to $603,628 for the year ended December 31, 2012 from $675,260 for the previous year, a decrease of $71,632 (10.6%). A decrease in legal and professional fees, lower insurance costs and lower selling expenses were offset by increase in general office expenses.

Loss from operations for the year ended December 31, 2012 decreased $100,059 (21.2%) to $372,649 as compared to a loss from operations of $472,708 for the year ended December 31, 2011.  The decrease in loss from operations was the result of the factors discussed above.

Total other income (expense) was an expense of $127,591 for the year ended December 31, 2012 and compared to an income of $341,381 for the year ended December 31, 2011. This decrease in other income is primarily attributed to the non-recurrence of several onetime gains realized in the prior period, such as the termination of the administrative agreement with iVoice and the write-off of old debts recorded in the year ended December 31, 2011.

The net loss for the year ended December 31, 2012 was $500,240 as compared to net loss of $131,327 for the year ended December 31, 2011.  The decrease in net income was the result of the factors discussed above, primarily in other income (expense).

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

During the year ended December 31, 2012, the Company had a net decrease in cash of $67,200.  The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities. The Company used $27,963 in cash for operating activities for the year ended December 31, 2012 as compared to providing $17,205 in the prior year. The decrease in cash provided by operating activities is primarily the result of unfavorable changes in accounts payable, accrued expenses and prepaid expense when compared to the prior year offset by favorable changes in cash flow from operations and related party accounts.

Cash provided by (used in) investing activities. The Company provided $843,624 in investing activities for the year ended December 31, 2012 from the liquidation of the marketable securities. The Company used $922,036 in investing activities for the year ended December 31, 2011 for the purchase of marketable securities and reinvested dividends.

Cash used in financing activities. The  Company used $882,861 in financing activities for the year ended December 31, 2012 for conversion of Series A 3% Preferred Stock and repurchase of Class B Common Stock. The Company used $29,774 in financing activities for the year ended December 31, 2011to repurchase of Class B Common Stock from the majority shareholder.

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

Impact of Recent Accounting Pronouncements

There  were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2012, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2012.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer had concluded that the Company's disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We have not engaged an independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

Risk factors related to controls and procedures

The Company has limited segregation of duties amongst its employees with respect to the Company's preparation and review of the Company's financial statements due to the limited number of employees, which is a deficiency in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of the Company's stock.

Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and the Company and its independent public accounting firm have identified this as a deficiency in the Company's internal controls. The Company intends to remedy this deficiency by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this deficiency will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

Item 9B. Other Information.

Section 5 Corporate Governance and Management

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Item 5.02(b) On May 13, 2013 the Company received and accepted the resignation of the Company’s outside director because of ongoing family health issues.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On November 13, 2012 the Company filed with the State of New Jersey an Amendment to the Certificate of Incorporation that revised the rights of the holders of the Company’s Series A 3% Preferred Stock which provided additional conversions rights. The holder may convert, with the consent of the Corporation their stock into (b) such amount of marketable securities held by the Corporation equal in value to the Series A Initial Value, as may be adjusted from time to time, or (c) cash equal in value to the Series A Initial Value, as may be adjusted from time to time.

Item 5.07 Submission of Matters to a Vote of Security Holders .

On November 8, 2012, through written consent of the majority shareholder of the Series A 3% Preferred Stock and unanimous written consent in lieu of meeting of directors, passed a resolution approving the amendment to the Certificate of Incorporation to provide additional conversion rights to induce the majority shareholder to accept the terms of the Exchange Agreement between the majority shareholder, American Security Resources Corporation and the Company.

  PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

B Green Innovations’ board of directors consists of two directors.  Listed below is certain information concerning individuals who currently serve as directors and executive officers of B Green Innovations.

Name	Age	Position with B Green Innovations, Inc.	Director since

Jerome R. Mahoney	53	President and Secretary	2004

Frank V. Esser	73	Director	2005

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

AUDIT COMMITTEE

The Audit Committee currently consists of Messrs. Esser and Mahoney, with Mr. Esser serving as the Chairman of the Audit Committee. Mr. Esser is an independent member of the Board of Directors and may be deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee had no meetings in 2012. The Board of Directors approved an Audit Committee Charter on March 30, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

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

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)		All Other Compensation ($)	Total Compensation ($)
Frank V. Esser(1)	2012	$12,000	(2)	$-0-	$12,000

(1)   Mr. Esser had served as our outside director from June 2005 until May 2013 at a fee of $12,000 per year.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)		Stock Awards	All other Compensation	Total Compensation

Jerome R. Mahoney(1)
President, Chief Executive	2012	$197,363	(2)	$0	$0	$197,363
Officer and Director	2011	$195,406	(2)	$0	$0	$195,406
	2010	$158,302	(2)	$0	$0	$158,302

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

(2)   $24,597, $23,228 and $105,000 was paid in salary and $172,766, $172,178 and $53,302 was accrued and unpaid for the years ended December 31, 2012, 2011 and 2010, respectively.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable

None	0	0	0	0 / 0

Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2012 and 2011.

EMPLOYMENT CONTRACTS

Jerome R. Mahoney

The Company entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004. Mr. Mahoney will serve as the Company’s Non-Executive Chairman of the Board for a term of five years. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  As consideration, the Company agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. The Company also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by iVoice Technology in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt or shares of our Class B Common Stock at the option of Mr. Mahoney. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. For the year ended December 31, 2012, Mr. Mahoney drew $24,597 of his salary. The remainder of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of December 31, 2012 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of December 31, 2012, a total of 1,361,164,699 shares of Class A common stock were outstanding. Each share of Class A common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. Each share of Class B common stock common stock is entitled to 100 votes on matters on which holders of common stock are eligible to vote. Each share of Class C common stock common stock is entitled to 1,000 votes on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 31, 2012 through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Ownership of Common Stock

Name and Position(s)	Title of Class	Common Stock Beneficially Owned		Percentage Ownership (1)

Jerome R. Mahoney,
President and Secretary	Class A Common Stock	10,413,574,982	(2)	89.1%
	Class B Common Stock	844,816	(3)	100.00%
	Class C Common Stock	0		0.00%

Frank V. Esser,	Class A Common Stock	100,086,870		7.4%
Director	Class B Common Stock	0		0.00%
	Class C Common Stock	0		0.00%

All directors and executive	Class A Common Stock	10,513,661,852		90.0%
Officers as a group (2 persons)	Class B Common Stock	844,816		100.00%
	Class C Common Stock	0		0.00%

(1) Percentage ownership is based on shares outstanding plus the shares beneficially owned by the named individual or group for the respective security as of December 31, 2012.

(2) Includes 89,100,000 shares of Class A common stock, 46,014 shares of Class B common stock held and gives effect to the right of Mr. Mahoney pursuant to the promissory note to be executed by the Company in favor of Mr. Mahoney in the amount of $798,802 ($639,188 of deferred compensation and unpaid interest of $159,614) to convert amounts owing under such promissory note to 798,802 shares of Class B Common Stock together with the Class B common stock held, which are convertible into the number of shares of our Class A Common Stock, determined by dividing the number of shares of our Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued  its Class A Common  Stock.  There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.

(3) Includes 46,014 shares held and gives effect to the right of Mr. Mahoney to, at his option, convert the $798,802 promissory note plus accrued interest held by him into Class B Common Stock of the Company at a rate of one dollar per share into 798,802 shares of the Company’s Class B Common Stock.  Such Class B Common Stock is convertible at any time into shares of our Class A Common Stock at a rate equal to 80% of the lowest price that the Company issues shares of Class A Common Stock subsequent to the date of the note. Thus by virtue of Mr. Mahoney's right to convert $798,802 owing under such promissory note into 798,802 shares of the Company’s Class B Common Stock, Mr. Mahoney is deemed to beneficially own such shares for the purpose of computing the percentage of ownership by him, but such shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer.  This amount is related to funds loaned to iVoice and is unrelated to the operations of B Green Innovations, Inc.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at December 31, 2012) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of December 31, 2012 and 2011, the outstanding balances were $0 and $3,003, plus accrued interest of $132,174 and $113,394, respectively.

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

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. For the year ended December 31, 2012, Mr. Mahoney drew $24,597 of his salary. The remainder of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash.

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. As of December 31, 2012, total deferred compensation due to Mr. Mahoney was $639,188.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2012 and December 31, 2011 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2012	2011

Audit Fees	$21,000	$19,000
Audit - Related Fees	-0-	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$21,000	$19,000

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

ITEM 15. EXHIBITS

(a) List of Documents Filed as Part of this Report

Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

(b)   Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K

Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of iVoice Technology, Inc. (filed as Exhibit 3.1 to iVoice Technology, Inc.’s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.2	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on January 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated January 11, 2008 and incorporated herein by reference.)

3.3	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on March 10, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated March 5, 2008 and incorporated herein by reference.)

3.4	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on August 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated August 11, 2008 and incorporated herein by reference.)

3.5	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on March 6, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference.)

3.6	Amendment to the Certificate of Incorporation filed with the State of New Jersey on July 27, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated July 27, 2009 and incorporated herein by reference.)

3.7	Amendment to the Certificate of Incorporation filed with the State of New Jersey on November 20, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2009 and incorporated herein by reference.)

3.8	Amendment to the Certificate of Incorporation filed with the State of New Jersey on February 16, 2010 (filed with the Commission as Exhibit 3.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

3.9	Amendment to the Certificate of Incorporation filed with the State of New Jersey on November 13, 2012 (filed with the Commission as Exhibit 3.1 on the Form 8-K dated November 13, 2012 and incorporated herein by reference.)

3.10	By-laws of iVoice Technology, Inc. (filed as Exhibit 3.2 to iVoice Technology, Inc.’s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.1	Employment Agreement, dated as of August 1, 2004, between iVoice Technology, Inc. and Jerome Mahoney (initially filed as Exhibit 10.9 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, incorporated herein by reference) and amendment dated September 26, 2006 (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on September 28, 2006, incorporated by reference herein).

10.2	Amendment No. 1 to Employment Agreement, dated April 1, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.3	Amendment No. 2 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to iVoice Technology, Inc.’s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120490, filed on June 24, 2005, and incorporated herein by reference)

10.4	Amendment No. 3 to Employment Agreement, dated July 18, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.26 to iVoice Technology, Inc.’s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference

10.5	Promissory Note from iVoice Technology, Inc. to Jerome Mahoney, dated August 5, 2005 (filed as Exhibit 10.13 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.6	Amendment No. 4 to Employment Agreement, dated September 29, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.33 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.7	Amended Administrative Services Agreement, dated March 5, 2005, between iVoice, Inc. and iVoice Technology, Inc. (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.8	Amendment No. 5 to Employment Agreement, dated September 26, 2006, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated August 31, 2006, and incorporated herein by reference)

10.9	Amendment No. 6 to Employment Agreement, dated November 22, 2006, between iVoice Technology, Inc. and Jerome Mahoney filed herein.

10.10	Convertible Promissory Note, dated March 5, 2008, payable to iVoice Technology, Inc. (filed as Exhibit 10.2 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.11	Amendment No. 7 to Employment Agreement, dated March 9, 2009, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference)

10.12	Agreement and Plan of Merger by and between iVoice Technology, Inc. and B Green Innovations, Inc. dated November 17, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2000 and incorporated herein by reference.)

10.13	Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc. (filed with the Commission as Exhibit 10.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

10.14	Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., (filed with the Commission as Exhibit 10.2 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.).

14	Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.’s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 2006, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

______________________

* Attached herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

B Green Innovations Inc.

Dated: April 29, 2014	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:              /s/Jerome Mahoney                                                                                                    Dated:              April 29, 2014

Jerome Mahoney

President

Chief Executive Officer

Chief Financial Officer

Director

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation of iVoice Technology, Inc. (filed as Exhibit 3.1 to iVoice Technology, Inc.’s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.2	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on January 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated January 11, 2008 and incorporated herein by reference.)

3.3	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on March 10, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated March 5, 2008 and incorporated herein by reference.)

3.4	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on August 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated August 11, 2008 and incorporated herein by reference.)

3.5	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on March 6, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference.)

3.6	Amendment to the Certificate of Incorporation filed with the State of New Jersey on July 27, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated July 27, 2009 and incorporated herein by reference.)

3.7	Amendment to the Certificate of Incorporation filed with the State of New Jersey on November 20, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2009 and incorporated herein by reference.)

3.8	Amendment to the Certificate of Incorporation filed with the State of New Jersey on February 16, 2010 (filed with the Commission as Exhibit 3.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

3.9	Amendment to the Certificate of Incorporation filed with the State of New Jersey on November 13, 2012 (filed with the Commission as Exhibit 3.1 on the Form 8-K dated November 13, 2012 and incorporated herein by reference.)

3.10	By-laws of iVoice Technology, Inc. (filed as Exhibit 3.2 to iVoice Technology, Inc.’s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.1	Employment Agreement, dated as of August 1, 2004, between iVoice Technology, Inc. and Jerome Mahoney (initially filed as Exhibit 10.9 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, incorporated herein by reference) and amendment dated September 26, 2006 (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on September 28, 2006, incorporated by reference herein).

10.2	Amendment No. 1 to Employment Agreement, dated April 1, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.3	Amendment No. 2 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to iVoice Technology, Inc.’s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120490, filed on June 24, 2005, and incorporated herein by reference)

10.4	Amendment No. 3 to Employment Agreement, dated July 18, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.26 to iVoice Technology, Inc.’s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference

10.5	Promissory Note from iVoice Technology, Inc. to Jerome Mahoney, dated August 5, 2005 (filed as Exhibit 10.13 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.6	Amendment No. 4 to Employment Agreement, dated September 29, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.33 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.7	Amended Administrative Services Agreement, dated March 5, 2005, between iVoice, Inc. and iVoice Technology, Inc. (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.8	Amendment No. 5 to Employment Agreement, dated September 26, 2006, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated August 31, 2006, and incorporated herein by reference)

10.9	Amendment No. 6 to Employment Agreement, dated November 22, 2006, between iVoice Technology, Inc. and Jerome Mahoney filed herein.

10.10	Convertible Promissory Note, dated March 5, 2008, payable to iVoice Technology, Inc. (filed as Exhibit 10.2 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.11	Amendment No. 7 to Employment Agreement, dated March 9, 2009, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference)

10.12	Agreement and Plan of Merger by and between iVoice Technology, Inc. and B Green Innovations, Inc. dated November 17, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2000 and incorporated herein by reference.)

10.13	Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc. (filed with the Commission as Exhibit 10.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

10.14	Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., (filed with the Commission as Exhibit 10.2 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.).

14	Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.’s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 2006, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

______________________

* Attached herein

B GREEN INNOVATIONS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

B GREEN INNOVATIONS, INC.

FINANCIAL STATEMENTS

EXPLANATORY NOTE

These Financial Statements are part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and do not contain audited financial statements audited by an independent registered public accounting firm for the fiscal year ended December 31, 2012.

B GREEN INNOVATONS, INC.
BALANCE SHEETS
DECEMBER 31,
	2012	2011
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$140,139	$207,339
Marketable securities, at fair value	—	910,845
Accounts receivable, net of allowance for doubtful accounts of $8,483	29,650	54,910
Inventories	4,019	1,871
Prepaid expenses and other current assets	4,641	12,320

Total current assets	178,449	1,187,285

Property, plant and equipment, net	7,568	10,090
Intangible assets	50,491	52,657

Total assets	$236,508	$1,250,032

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$472,619	$598,961
Due to related parties	798,802	670,961
Deferred maintenance contracts	500	500
Notes payable to related party	—	3,003

Total current liabilities	1,271,921	1,273,425

Commitments and Contingencies

Stockholders' equity (deficit):
Series A 3% Preferred Stock	761,922	1,605,546
Common stock:
Class A Common Stock	1,327,107	1,097,806
Class B Common Stock	460	853
Class C Common Stock	—	—
Accumulated other comprehensive income	—	1,016
Additional paid-in capital	10,005,633	9,901,681
Accumulated deficit	(13,130,535)	(12,630,295)

Total stockholders' equity (deficit)	(1,035,413)	(23,393)

Total liabilities and stockholders' equity (deficit)	$236,508	$1,250,032

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

Net sales	$319,413	$266,307
Cost of sales	88,434	63,755

Gross profit	230,979	202,552

Operating expenses:
Selling, general and administrative expenses	603,628	655,678
Impairment of assets	—	19,582
Total operating expenses	603,628	675,260

Loss from operations	(372,649)	(472,708)

Other income (expense):
Interest income	508	3,510
Dividend income	70,582	33,788
Interest expense	(112,987)	(18,781)
Loss on sale of securities	(66,205)	(12,207)
Other income	—	161,500
Gain on reduction of liabilities	54,269	173,571
Settlement expense	(73,758)	—
Total other income (expense)	(127,591)	341,381

Loss from operations before income taxes	(500,240)	(131,327)

Provision for income taxes	—	—

Net loss	$(500,240)	$(131,327)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)

Weighted average shares outstanding: Basic Diluted	790,017,247 790,017,247	606,349,594 606,349,594

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011(Unaudited)

	Series A Preferred Stock		Common Stock A		Common Stock B		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2011	2,663.44	$2,663,210	604,415,387	$1,090,306	115,025	$ 1,150	$ 8,888,090	-	$(12,498,968)	$ 143,788
Common stock issued for services received	-	-	5,842,856	7,500	-	-	-	-	-	7,500
Conversion of note receivable for redemption of Series A Preferred Stock	(1,057.664)	(1,057,664)	-	-	-	-	991,560	-	-	(66,104)
Repurchase of Series B Common Stock	-	-	-	-	(29,774)	(297)	(29,477)	-	-	(29,774)
Gain on debt forgiveness - related party	-	-	-	-	-	-	51,508	-	-	51,508
Other comprehensive income	-	-	-	-	-	-	-	1,016	-	1,016
Net loss for the year ended December, 31, 2011	-	-	-	-	-	-	-	-	(131,327)	(131,327)
Balance at December 31, 2011	1,605.776	$1,605,546	610,258,243	$1,097,806	85,251	$ 853	$ 9,901,681	$ 1,016	$(12,630,295)	$ (23,393)

Common stock issued for services received	-	-	152,000,000	75,100	-	-	-	-	-	75,100
Conversion of Series A Preferred Stock	(843.624)	(843,624)	-	-	-	-	-	-	-	(843,624)
Repurchase of Series B Common Stock	-	-	-	-	(39,237)	(393)	(38,844)	-	-	(39,237)
Common stock issued for conversion of debt	-	-	598,906,456	154,201	-	-	142,796	-	-	296,997
Other comprehensive income	-	-	-	-	-	-	-	(1,016)	-	(1,016)
Net loss for the year ended December, 31, 2012	-	-	-	-			-	-	(500,240)	(500,240)
Balance at December 31, 2012	762.152	$761,922	1,361,164,699	$1,327,107	46,014	$ 460	$10,005,633	$ -	$(13,130,535)	$ (1,035,413)

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(500,240)	$(131,327)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	4,688	12,881
Issuance of common stock for services	75,100	7,500
Impairment of assets	—	19,582
Loss on sale of securities	66,205	12,207
Beneficial interest on conversion of debt	85,546	—
Settlement expense on conversion of debt	73,758	—
Gain on extinguishment of debt	(53,860)	(173,571)

Changes in certain assets and liabilities:
Decrease (increase) in accounts receivable	25,260	(50,626)
Increase in note receivable	—	(6,104)
Increase in inventories	(2,148)	(765)
Decrease in prepaid expenses and other assets	7,679	12,657
(Decrease) increase in accounts payable and accrued expenses	(10,158)	127,436
Increase in due to related parties	200,207	188,005
Decrease in deferred maintenance contracts	—	(670)
Net cash provided by (used in) operating activities	(27,963)	17,205

Cash flows from investing activities:
Proceeds from sale of marketable securities	843,624	897,285
Purchases of marketable securities	—	(1,819,321)
Net cash provided by (used in) investing activities	843,624	(922,036)

Cash flows from financing activities:
Conversion of Series A Preferred Stock	(843,624)	—
Repurchase of Class B Common Stock	(39,237)	(29,774)
Net cash (used in) financing activities	(882,861)	(29,774)

Net (decrease) in cash and cash equivalents	(67,200)	(934,605)
Cash and cash equivalents, beginning of year	207,339	1,141,944

Cash and cash equivalents, end of year	$140,139	$207,339

Supplemental Schedule of Cash Flow Information::
During the year, cash was paid for the following:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2012:

a) The Company converted $59,193 of accounts payable into 598,906,456 shares of Class A common stock.

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

Additionally, the Company released its 100% Degradable / Biodegradable Compactor Bags. These bags include oxo-biodegradable additive using the latest technology that supports the 3 R’s of Packaging Reduce, Reuse, Recycle and provides a fourth R, Remove. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil.

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

As of December 31, 2012, the Company had recurring net operating losses and negative cash flow from operations since inception and recurring net losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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

The accompanying unaudited financial statements included herein have been prepared, without audit, in conformity with accounting principles generally accepted in the United States of America for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission ("SEC").

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

Research and development costs are charged to expense as incurred. The Company has not incurred any research and development costs for the years ended December 31, 2012 and 2011.

f)	Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the years ended December 31, 2012 and 2011, the Company incurred advertising expenses of $4,415 and $4,750, respectively.

g)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2012 and 2011. The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of December 31, 2012 the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)	Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2012 and 2011 is adequate.

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

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized. In assessing the need for a valuation allowance, future taxable income is estimated, considering the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can also be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event it was determined that the Company would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.  In its evaluation of a valuation allowance the Company takes into account existing contracts and backlog, and the probability that options under these contract awards will be exercised as well as sales of existing products. The Company prepares profit projections based on the revenue and expenses forecast to determine that such revenues will produce sufficient taxable income to realize the deferred tax assets.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2012 and 2011 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2012 and 2011.

n)	Earnings (loss) per Share

FASB ASC 260-10 requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the years ending December 31, 2012 and December 31, 2011, do not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

The computation of EPS is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Basic net income (loss) per share:
Net (loss) attributable to common stockholders	$(500,240)	$(131,327)
Weighted-average common shares outstanding	790,017,247	606,349,594
Basic net (loss) per share attributable to common stockholders	$(0.00)	$(0.00)
Diluted net income (loss) per share:
Net (loss) attributable to common stockholders	$(500,240)	$(131,327)
Weighted-average common shares outstanding	790,017,247	606,349,594
Incremental shares attributable to: Series A Preferred Stock and Series B Common Stock	-	-
Total adjusted weighted-average shares	790,017,247	606,349,594
Diluted net (loss) per share attributable to common stockholders	$(0.00)	$(0.00)

As of December 31, 2012, the Company had common stock equivalents of 10,324,474,982 due on beneficial conversion of related party accounts. As of December 31, 2011, the Company had common stock equivalents of 4,054,779,844 due beneficial conversion of related party accounts.

o) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the financial position, operations or cash flows for the year ended December 31, 2011.

p) Fair Value of Instruments

The carrying amounts reported in the balance sheets as of December 31, 2012 and December 31, 2011 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the debt approximates its carrying value at the stated discount rate of the debt to reflect recent market conditions.

q) Impairment of Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  For the year ended December 31, 2011 the Company recorded an impairment loss of $19,582 related to fixed assets no longer utilized in the amount of $17,258 and for patents rejected in the amount of $2,324. Such amounts are reported in the accompanying statement of operations in operating expenses.  No impairment losses were recognized for the year ended December 31, 2012.

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

s) Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

On January 5, 2011, the Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057.664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note. For the year ended December 31, 2011 the Company recorded income of $161,500 which is included in other income in the accompanying statement of operations.

In December 2011, iVoice paid the Company $127,956 in complete and full satisfaction of the Note Receivable and accrued interest in the amount $158,868. The difference of $30,912 was forgiven by the Company, and charged to Additional Paid-In Capital in the accompanying balance sheet at December 31, 2011.

As of December 31, 2012 and December 31, 2011, the note receivable balance was $-0-. Additionally, the Company recorded interest income of $0 and $2,368 for the years ended December 31, 2012 and 2011, respectively.  Interest receivable was $-0- as of December 31, 2012.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2012	December 31, 2011
Machinery and equipment	$40,569	$40,569
Less: Accumulated depreciation	(33,001)	(30,479)
	$7,568	$10,090

Depreciation expense was $2,522 and $7,928 for the years ended December 31, 2012 and 2011, respectively.  For the year ended December 31, 2011 the Company recorded an impairment loss of $17,258 related to fixed assets no longer utilized.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of patents pending in the amounts of $50,491 and $52,657 for the years ended December 31, 2012 and 2011, respectively. Amortization expense for the years ended December 31, 2012 and 2011 was $2,166 and $4,953, respectively. We assess the carrying value of intangible assets for impairment annually. For the year ended December 31, 2011, the Company recorded an impairment expense in the amount of $2,324.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of B Green Innovations, Inc.  This amount is related to funds loaned to iVoice and is unrelated to the operations of B Green Innovations, Inc.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at December 31, 2012) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

During the year ended December 31, 2012, the Company issued 64,850,490 shares of Class A Common Stock as repayment of the outstanding loan and a portion of the deferred compensation. As of December 31, 2012 and 2011, the outstanding balances were $0 and $3,003, respectively.

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. For the year ended December 31, 2012, Mr. Mahoney drew $24,597 of his salary and the remainder was accrued to deferred compensation.

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

During the year ended December 31, 2012, the Company issued 204,000,000 shares of Class A Common Stock as repayment due for deferred compensation. As of December 31, 2012 and 2011, total deferred compensation due to Mr. Mahoney was $639,188 and $484,928 respectively. In addition, amounts due to Mr. Mahoney for accrued interest is $159,614 as of December 31, 2012.

NOTE 9 - INCOME TAXES

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

The components of the Company’s deferred taxes at December 31, 2012 and 2011 are as follows:

	2012	2011
Net operating loss carry forwards	$1,034,000	$853,000
Deferred compensation	255,000	215,000
Deferred tax asset	1,289,000	1,068,000
Less: valuation allowance	(1,289,000)	(1,068,000)
Deferred tax asset, net	$-0-	$-0-

At December 31, 2012 and 2011, the Company had a federal net operating loss carry forward in the approximate amounts of $2,590,000 and $2,136,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10 - CAPITAL STOCK

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

Of the 1,000,000 shares of Preferred Stock, 10,000 shares are designated Series A 10% Preferred Stock, par value $1.00 per share, with a stated value of $1,000 (the “Series A Preferred Stock”). The stated value is used for calculation of dividends and liquidation preferences. On March 12, 2008, the Company sold 1,444.444 shares of Series A 10% Preferred Stock to iVoice, Inc. for $1,444,444.  With consent of the holders of the Series A Preferred Stock, on March 6, 2009, the Company amended its Certificate of Incorporation and amended the rights of the Series A Preferred by: (i) eliminating all voting rights for the Series A Preferred Stock and (ii) eliminating the conversion feature of the Series A Preferred Stock.

In February 2010, the Company filed with the State of New Jersey an Amendment to the Certificate of Incorporation that revised the rights of the holders of the Company’s Series A 10% Convertible Preferred Stock. The revisions included:

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

On November 13, 2012 the Company filed with the State of New Jersey an Amendment to the Certificate of Incorporation that revised the rights of the holders of the Company’s Series A 3% Preferred Stock which provided additional conversions rights. The holder may convert, with the consent of the Corporation their stock into (b) such amount of marketable securities held by the Corporation equal in value to the Series A Initial Value, as may be adjusted from time to time, or (c) cash equal in value to the Series A Initial Value, as may be adjusted from time to time. During the year ended December 31, 2012, the holder converted 843.624 shares of Series A 3% Preferred Stock for marketable securities at the Initial Value of $843,624.

As of December 31, 2012 and 2011, 2663.444 shares were issued and 762.156 shares and 1,605.78 shares of Series A 3% Preferred Stock are outstanding, respectively.

As of December 31, 2012 and 2011, the Company had dividends in arrears on the Series A Preferred Stock in the amounts of $432,564 and $397,233, respectively.

b) Class A Common Stock

As of December 31, 2012, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 1,362,359,182 shares were issued, 1,361,164,699 shares were outstanding, and 1,194, 483 shares were issued pending conversion by YA Global Investments.

During the year ended December 31, 2011 the Company issued 5,842,856 shares of Class A common stock with a fair value of $7,500 for services.

During the year ended December 31, 2012 the Company issued; (a) 152,000,000 shares of Class A common stock with a fair value of $75,100 for services; and (b) 598,906,456 shares of Class A common stock with a fair value of $296,997 for conversion of debt valued at $137,693.

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

c) Class B Common Stock

As of December 31, 2012, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share and 115,025 shares issued and 46,014 shares outstanding. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. In February 2011, the Board of Directors authorized the Company to buyback up to 115,025 shares of Class B common stock at $1.00 per share. During the year ended December 31, 2012, the Company repurchased 39,237 shares of its Class B Common Stock at $1.00 per share which is the same price that it was purchased by the related party.

d) Class C Common Stock

As of December 31, 2012, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of December 31, 2012 and 2011, no shares were issued or outstanding.

NOTE 11 - STOCK OPTIONS

Stock Option Plans

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company did not issue any stock options under the 2005 Stock Incentive Plan as of December 31, 2012.

NOTE 12 – FAIR VALUE MEASUREMENTS

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

December 31, 2012

	Level I	Level II	Level III	Total
Total Assets	$-	$-	$-	$-

Total Liabilities	$-	$-	$-	$-

December 31, 2011

	Level I		Level II		Level III	Total
Marketable Securities	$910,845	$		$		$910,845
Total Assets	$910,845		$-		$-	$910,845

Total Liabilities	$-		$-		$-	$-

NOTE 13 – SEGMENT DATA

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

The tables below present information about reportable segments for the years ended December 31, 2012 and 2011.

2012

	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$ 311,738	$ 7,675	$ -	$ 319,413
Cost of sales	88,434	-	-	88,434
Gross profit	223,304	7,675	-	230,979

General and administrative	35,804	-	567,824	603,628
Interest, net	-	-	112,479	112,479
Dividend income	-	-	(70,582)	(70,582)
Loss on sale of securities	-	-	66,205	66,205
Loss on settlement of debt, net	-	-	19,489	19,489
	35,804	-	695,415	731,219

Loss before taxes	$ 187,500	$ 7,675	$ (695,415)	$ (500,240)

Segment assets	$ 41,237	$ -	$ 195,271	$ 236,508

22

2011

	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$ 240,937	$ 25,370	$ -	$ 266,307
Cost of sales	63,755	-	-	63,755
Gross profit	177,182	25,370	-	202,552

General and administrative	68,637	-	587,041	655,678
Impairment of assets	-	-	19,582	19,582
Interest, net	-	-	15,271	15,271
Dividend income	-	-	(33,788)	(33,788)
Loss on sale of securities	-	-	12,207	12,207
Gain from extinguishment of debt	-	-	(173,571)	(173,571)
Other income	-	-	(161,500)	(161,500)
	68,637	-	265,242	333,879

Income before taxes	$ 108,545	$ 25,370	$ (265,242)	$ (131,327)

Segment assets	$ 66,871	$ -	$ 1,183,161	$1 ,250,032

NOTE 14 – GAIN ON REDUCTION OF LIABILITIES

For the year ended December 31, 2011 the Company recorded a gain on reduction of liabilities in the amount of $173,571 as a result of amounts due which have exceeded the statute of limitations.

NOTE 15 – SUBSEQUENT EVENT

During the year ended December 31, 2013, the Company issued 180,000,000 shares of common stock as compensation with a fair value of $18,000 to an employee of the Company.

During the year ended December 31, 2013, the Company issued 1,471,707,226 shares of common stock for conversion of debt.

On May 13, 2013 the Company received and accepted the resignation of the Company’s outside director because of ongoing family health issues.

