Form 10-Q
period 2013-09-30
B Green Innovations, Inc.
filed 2014-04-29
CIK 1307969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

1

B GREEN INNOVATIONS, INC

EXPLANATORY NOTE

These Financial Statements are part of the Quarterly Report on Form 10-Q for the nine months ended September 30, 2013 and do not contain financial statements reviewed or audited by an independent registered public accounting firm for the nine months ended September 30, 2013 or the fiscal year ended December 31, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

B GREEN INNOVATIONS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS	September 30,	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$113,064	$140,139
Accounts receivable	16,250	29,650
Inventories	8,965	4,019
Prepaid expenses and other current assets	3,456	4,641
Total current assets	141,735	178,449

Property, plant and equipment, net	5,676	7,568
Intangible assets, net of accumulated amortization	48,867	50,491

Total assets	$196,278	$236,508

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$368,813	$472,619
Due to related party	969,930	798,802
Promissory note payable	60,500	—
Convertible promissory note payable	17,400	—
Deferred maintenance contracts	—	500
Total current liabilities	1,416,643	1,271,921

Stockholders' equity (deficit):
Series A 3% Preferred Stock	761,922	761,922
Common stock:
Class A Common Stock	1,493,407	1,327,107
Class B Common Stock	460	460
Class C Common Stock	—	—
Additional paid-in capital	10,005,633	10,005,633
Accumulated deficit	(13,481,787)	(13,130,535)
Total stockholders' equity (deficit)	(1,220,365)	(1,035,413)
Total liabilities and stockholders' equity (deficit)	$196,278	$236,508

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months Ended		Three months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net sales	$122,194	$264,815	$37,870	$77,169

Cost of sales	31,205	70,671	9,960	20,806

Gross profit	90,989	194,144	27,910	56,363

Operating expenses:
General and administrative expenses	306,737	430,538	98,445	132,503
Impairment of assets	—	—	—	—

Total operating expenses	306,737	430,538	98,445	132,503

Loss from operations	(215,748)	(236,394)	(76,140)	(76,140)

Other income (expense):
Interest	171	416	36	114
Dividend income	—	70,582	—	—
Interest expense	(29,375)	(32,313)	(10,443)	(7,140)
Settlement expense	(106,300)	(29,400)	(106,300)	(29,400)
Loss on sale of securities	—	(66,205)	—	—
Gain from reduction of liability	—	53,860	—	—

Total other income (expense)	(135,504)	(3,060)	(116,707)	(36,426)

Loss from operations before provision for income taxes	(351,252)	(239,454)	(187,242)	(112,566)

Provision for income taxes	—	—	—
Net loss	$(351,252)	$(239,454)	$(187,242)	$(112,566)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	1,417,133,563	711,351,309	1,527,246,221	841,748,243

See accompanying notes to condensed financial statements

B GREEN INNOVATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(351,252)	$(239,454)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,516	3,516
Gain on extinguishment of liability	—	(53,860)
Beneficial interest	—	12,600
Issuance of common stock in lieu of compensation	—	22,500
Issuance of common stock for services	—	1,600
Loss of sale of marketable securities	—	66,205
Settlement expense	106,300	29,400

Changes in assets and liabilities:
Decrease in accounts receivable	13,400	15,429
(Increase) in inventories	(4,946)	(241)
(Increase) decrease in prepaid expenses	1,185	(1,707)
Increase (decrease) in accounts payable and accrued liabilities	16,694	(8,700)
Increase in amounts due to related parties	171,128	144,155
Increase (decrease) in deferred maintenance contracts	(500)	500
Net cash provided by (used in) operating activities	(44,475)	(8,057)

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	843,624
Net cash provided by investing activities	—	843,624

Cash flows from financing activities:
Conversion of Series A Preferred Stock	—	(843,624)
Proceeds from new debt issued	17,400	—
Repurchase of Class B Common Stock	—	(39,237)
Net cash (used in) financing activities	17,400	(882,861)

Net (decrease) in cash and cash equivalents	(27,075)	(47,294)
Cash and cash equivalents at beginning of period	140,139	207,339
Cash and cash equivalents at end of period	$113,064	$160,045

During the period, cash was paid for the following:
Taxes paid	$—	$—
Interest paid	$—	$—

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the Nine months Ended September 30, 2013:

a)	The Company converted $110,000 of unpaid legal fees into a Promissory Note to an unrelated party.

b)	The Company issued 499,500,000 shares Class A Common Stock to a Company upon the conversion of $49,500 of debt owed to a debtor of the Company pursuant to an Assignment of Debt Agreement. The market value of the shares was $162,400. The difference between the market value and the debt reduction of $112,900 was charged to settlement expense.

c)	The Company issued 13,000,000 shares of Class A Common stock issued to a debtor of the Company for payment of accounts payable with a market value of $3,900. The stated value of the shares was $10,500 which resulted in a $6,600 gain from settlement.

For the Nine months Ended September 30, 2012:

d)	The Company issued 25,000,000 shares of Class A Common stock to an individual in lieu of compensation with a fair market value of $22,500.

b)   The Company issued 99,500,000 shares of Class A Common stock issued to a director of the Company for payment of accounts payable for directors fees owed for over 6 years with a market value of $78,500. The stated value of the shares was $21,250, which resulted in a $57,250 gain from settlement, which was recorded as additional paid-in capital

c)   The Company issued 2,000,000 shares of Class A Common stock to an individual in payment of consulting fees with a fair market value of $1,600.

d)	The Company issued 30,000,000 of Class A Common stock to an individual to reduce a promissory note in the amount of $2,400. The difference between the fair market value of $15,000 and the promissory note reduction was charged to beneficial interest in the amount of $12,600.

e)	The Company issued 75,000,000 shares Class A Common Stock to a Company upon the conversion of $18,000 of debt owed to a debtor of the Company pursuant to an Assignment of Debt Agreement. The market value of the shares was $47,400. The difference between the market value and the debt reduction of $29,400 was charged to settlement expense.

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013 and 2012

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

As of September 30, 2013, the Company had a net operating loss and negative working capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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

e)    Research and Development Costs

Research and development costs are charged to expense when incurred. The Company has not incurred any research and development costs for the nine months ended September 30, 2013 and 2012.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the nine months ended September 30, 2013 the Company incurred $760 as compared to $4,172 for the nine months ended September 30, 2012.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2013 and December 31, 2012. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

h)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of September 30, 2013 the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)    Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of September 30, 2013 and December 31, 2012 is adequate.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the nine months ended September 30, 2013 and 2012, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of September 30, 2013 and December 31, 2012.

m)     Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of September 30, 2013 and December 31, 2012 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the debt approximates its carrying value at the stated discount rate of the debt to reflect recent market conditions.

n)     Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment losses were recognized for the nine months ended September 30, 2013 and 2012.

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

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the nine months ended September 30, 2013 and 2012 does not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

	Nine months Ended	Nine months Ended
	September 30, 2013	September 30, 2012
Basic net loss per share:
Net loss attributable to common stockholders	$(351,252)	$(239,454)
Weighted-average common shares outstanding	1,417,133,563	711,351,309
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share:
Net loss attributable to common stockholders	$(351,252)	$(239,454)
Weighted-average common shares outstanding	1,417,133,563	711,351,309
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	1,417,133,563	711,351,309
Diluted net loss per share	$(0.00)	$(0.00)

Note 6                      Intangible Assets

Intangible assets consist of patents pending in the amount of $48,867 and $50,491 for the periods ended September 30, 2013 and December 31, 2012. The Company recorded amortization expense of $1,624 for the nine months ended September 30, 2013 as compared to $1,624 for the same periods in the prior fiscal year. There was no impairment expense for the nine months ended September 30, 2013 and 2012.

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

On August 14, 2013, the Company executed a demand convertible promissory note with unrelated party to secure additional funding for the Company’s financing. The note will bear interest at the rate of prime plus 1.0% per annum (4.25% at September 30, 2013), shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. Under the terms of the promissory note, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of September 30, 2013, the principal balance on the note was $17,400 and accrued interest is $44.

Note 8                      Related Party Transactions

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, Chief Executive Officer and Chairman of the Board of B Green Innovations, Inc.  This amount is related to funds loaned to iVoice and is unrelated to the operations of B Green Innovations, Inc.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at September 30, 2013) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

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

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. For the nine months ended September 30, 2013, Mr. Mahoney drew $5,000 of his salary and the remainder was accrued to deferred compensation.

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. As of September 30, 2013 and December 31, 2012, total deferred compensation due to Mr. Mahoney was $784,166 and $639,188 respectively.

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

As of September 30, 2013 and December 31, 2012, 2663.444 shares were issued and 762.156 shares of Series A 3% Preferred Stock are outstanding.

As of September 30, 2013 and December 31, 2012 dividends in arrears amounted to $449,897 and $432,564, respectively.

b)        Class A Common Stock

As of September 30, 2013, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 1,999,734,182 shares were issued, and 1,873,664,699 shares were outstanding, and 126,069,483 shares that are being held in escrow pending resolution of funding issues.

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

During the nine months ended September 30, 2013, the Company issued the following shares of Class A Common stock:

a)   499,500,000 shares Class A Common Stock to a Company upon the conversion of $49,500 of debt owed to a debtor of the Company pursuant to an Assignment of Debt Agreement, and

b)	13,000,000 shares of Class A Common stock issued to a debtor of the Company for payment of accounts payable with a market value of $3,900.

During the nine months ended September 30, 2012, the Company issued the following shares of Class A Common stock:

a)   25,000,000 shares of Class A Common stock to an employee in lieu of compensation with a fair market value of $22,500,

b)	99,500,000 shares of Class A Common stock issued to a director of the Company for payment of accounts payable in the amount of $78,500 for directors fees owed for over 6 years, market value of shares was $21,250, which resulted in $57,250 gain from settlement. Gain was recorded as additional paid-in capital,
14

c)   2,000,000 shares of Class A Common stock to an individual in payment of consulting fees with a fair market value of $1,600,

d)   30,000,000 of Class A Common stock to Jerry Mahoney to reduce a promissory note in the amount of $2,400. The difference between the fair market value of $15,000 and the promissory note reduction was charged to beneficial interest in the amount of $12,600, and

e)	75,000,000 shares Class A Common Stock to a Company upon the conversion of $18,000 of debt owed to debtor of the Company pursuant to an Assignment of Debt Agreement.

c)        Class B Common Stock

As of September 30, 2013, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share, 115,025 shares issued and 46,014 shares outstanding.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. In February 2011, the Board of Directors authorized the Company to buyback up to 115,025 shares of Class B common stock at $1.00 per share.

During the nine months ended September 30, 2012, the Company repurchased 16,237 shares of its Class B Common Stock at $1.00 per share which is the same price that it was purchased from Jerry Mahoney, a related party.

d)        Class C Common Stock

As of September 30, 2013, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of September 30, 2013, no shares were issued or outstanding.

Note 11                    Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of September 30, 2013.

Note 12                       Subsequent Events

In the fourth quarters of 2013, the Company issued an aggregate of 180,000,000 shares of common stock, valued at $18,000, for services received.

In the fourth quarters of 2013, the Company issued an aggregate of 959,208,226 shares of common stock, valued at $71,821, for conversion of debt.

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

Results of Operations

Total sales decreased $142,621 (53.9%) for the nine months ended September 30, 2013 to $122,194 as compared to $264,815 for the same period in the prior year. Total sales decreased $39,299 (50.9%) for the three months ended September 30, 2013 as compared to the prior year for the same period. These decreases were primarily due to the reduced demand for our “green” products. The Company continues to evaluate additional products to its product line as well as expanding its distribution channels.

Gross profit decreased $103,155 (53.1%) for the nine months ended September 30, 2013 to $90,989 as compared to $194,144 for the same period in the prior year. Gross profit decreased $28,453 (50.5%) for the three months ended September 30, 2013 as compared to the prior year for the same period. These decreases are primarily the result the decreased volume of the “green” products. Gross profit for the nine months ended September 30, 2013 was 74.5% compared to 73.3% for the nine months ended September 30, 2012.

Total selling, general and administrative expenses decreased $123,801 (28.8%) and $34,058 (25.7%) for the nine months and three months ended September 30, 2013 as compared to the same periods in the prior year. The decreases are primarily the result of lower professional fees, lower selling expenses and lower rent to reflect management’s efforts to manage expenses on the lower sales.

For the nine months and three months ended September 30, 2013, the Company had losses from operations of $215,748 and $70,535 as compared to losses from operations of $236,394 and $76,140 for the nine months and three months ended September 30, 2012, respectively, as a result of the factors discussed above.

Total other expense was $135,504 and $116,707 for the nine months and three months ended September 30, 2013. Settlement expense on issuance of stock for debt conversion is the primary component in the current periods. Interest expenses are lower when compared to the prior year. Several one time gains and losses are the major components of the prior year totals.

The net losses for the nine months and three months ended September 30, 2013 was $351,252 and $187,242, respectively. These compare to similar losses for the same period of the prior year of $239,454 and $112,566, respectively. The changes were the result of the factors discussed above.

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

During the nine months ended September 30, 2013, the Company had a net decrease in cash of $27,075.  The Company’s principal sources and uses of funds were as follows:

Cash (used in) operating activities. The Company used $44,475 in cash from operating activities for the nine months ended September 30, 2013. Management continues to carefully manage the cash account while facing lower billable sales.

Cash (used in) investing activities.  The Company had no investing activities for the nine months September 30, 2013. The Company provided $843,624 in cash from investing activities for the nine months ended September 30, 2012 as a result of selling its marketable securities in 2012.

Cash (used in) financing activities. The Company received $17,400 from new debt financing activities for the nine months ended September 30, 2013. The Company used $882,861 in financing activities for the nine months ended September 30, 2012 on the conversion of 843.6 shares of Series A Preferred Stock and the repurchase of 39,237 shares of the Company’s Class B common stock.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2013.

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

Off Balance Sheet Arrangements

During the nine months ended September 30, 2013, the Company did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities nor do they have any commitment or intent to provide additional funding to any such entities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2013.

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

