Form 10-K
period 2013-12-31
B Green Innovations, Inc.
filed 2014-04-29
CIK 1307969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

The B Green Innovations, Inc., "Go Green" mission from its inception, is to create a "Green" company for the development of solutions to eliminate waste from the world's environment. B Green offers consumers a realistic and necessary solution to the problem of waste around the world. We believe that to truly have an impact on the planet, one must be committed to the environment and seek out environmentally friendly products.

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

In 2010, the Company released its new 100% degradable/biodegradable compactor bags. These bags include oxo-biodegradable additive using the latest technology that supports the 3 R’s of Packaging:  “Reduce”, “Reuse”, “Recycle” and provides a fourth R, “Remove”. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil.

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

In 2013, the Company started selling its Wrap-N-Save product through our website BGREENINNOVATIONS.COM. The Wrap-N-Save product is a plastic film used for sealing paint trays, paint brushes, rollers and sprayer in-feed. Its versatile size allows it to fit any size brush, roller or paint tray.

In 2014, the Company will start selling a new product called Sock Pocket Organizer. The Sock Pocket Organizer holds paired socks in place through the washing-machine and dryer cycles. The mesh bag has nine individual pockets with zippers, that works with any size sock and can also hold bras and panties.

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

The Wrap-N-Save product is a plastic film used for sealing paint trays, paint brushes, rollers and sprayer in-feed. Its versatile size allows it to fit any size brush, roller or paint tray.

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

Biodegradable trash tall kitchen bag- 13 Gallon-1.0 Mil. thick

Biodegradable  tall kitchen bag- 30 Gallon-.9 Mil. Thick

Biodegradable drawstring trash tall kitchen bag- 13 Gallon-1.0 Mil. thick

Biodegradable drawstring tall kitchen bag- 30 Gallon-.9 Mil. thick

Wrap-N-Save - The Wrap-N-Save product is a plastic film used for sealing paint trays, paint brushes, rollers and sprayer in-feed. Its versatile size allows it to fit any size brush, roller or paint tray.

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

For the years ended December 31, 2013 and 2012, the Company has not incurred any research and development expenditures.

EMPLOYEES

At December 31, 2013, we had 1 full-time employee, 1 part-time employee, and 1 part-time consultant. Our employees are not covered by labor union contracts or collective bargaining agreements. From time to time, the Company also employs independent contractors to support its operations.

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

WE HAVE A HISTORY OF LOSSES AND CASH FLOW SHORTFALLS

The Company has incurred recurring operating losses while cash continues to decrease.  The Company had losses from operations of approximately $304,486 and $372,649 for the years ended December 31, 2013 and 2012, respectively. The Company has been and may, in the future, be dependent upon outside and related party financing to develop and market their products, perform their business development activities, and provide for ongoing working capital requirements. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition, our business, and us.

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

We have relied on the private placement of equity securities, convertible debentures and promissory notes to obtain working capital and may continue to do so in the future.  As of December 31, 2013, we have outstanding convertible obligations.  The deferred compensation of $798,840 (plus accrued interest of $195,649) owing to Mr. Mahoney provides that, at Mr. Mahoney’s option, principal and interest due on the note can be converted into shares of the Company’s Class B Common Stock, which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price of at which the Company had ever issued its Class A Common Stock. However, the Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.  There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations.

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

JEROME MAHONEY THE PRESIDENT AND CEO OF B GREEN INNOVATIONS MAY HAVE CONTROL OVER OUR MANAGEMENT AND DIRECTION.

Mr. Mahoney owns 762 shares of the Company’s 3% Preferred Stock, 46,014 shares of the Company’s Class B common stock and will have the right to convert $798,840 of deferred compensation, together with accrued but unpaid interest of $195,649, into 994,489 shares of B Green Innovations Class B Common Stock, which Class B Common Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock.  Interest accrues on the outstanding principal balance of the note at prime plus 2% per annum.  There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.   If Mr. Mahoney converts his indebtedness into 994,489 shares of Class B Common Stock, he will have the aggregate voting rights equal to 40,137,278,750 shares of Class A Common Stock and will have control over the management and direction of B Green Innovations, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.

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

Year	High	Low

2012

First Quarter	$0.0008	$0.0004
Second Quarter	$0.0013	$0.0004
Third Quarter	$0.0011	$0.0002
Fourth Quarter	$0.0005	$0.0002
2013

First Quarter	$0.0004	$0.0002
Second Quarter	$0.0020	$0.0002
Third Quarter	$0.0007	$0.0001
Fourth Quarter	$0.0002	$0.0001

The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

HOLDERS OF COMMON EQUITY.

 As of December 31, 2013, the number of record holders of our common shares was approximately 780.

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

In February 2011, the Board of Directors authorized the Company to sell up 350 shares of the Series A 3% Preferred Stock.

In February 2010, the Company filed with the State of New Jersey an Amendment to the Certificate that revised the rights of the holders of the Company’s Series A 3% Preferred Stock. The revisions included:

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

As of December 31, 2013 dividends in arrears amounted to $455,739.

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

As of December 31, 2013, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 3,138,942,408 shares were issued, 3,012,872,925 shares were outstanding, and 126,069,483 shares that are being held in escrow pending resolution of funding issues.

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

As of December 31, 2013 and 2012, there are 46,014 shares outstanding.

CLASS C COMMON STOCK

Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata.

As of December 31, 2013 and 2012, there are 20,000,000 shares of Class C Common Stock authorized; par value $.01 per share, and no shares were issued or outstanding.

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

The Company did not issue any stock options for the years ended December 31, 2013 and 2012.

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

(1) As of December 31, 2013, subject to approval by the Board of Directors, up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the Company’s 2005 Stock Incentive Plan (the “Stock Incentive Plan”) and up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the Company’s 2005 Directors' and Officers' Stock Incentive Plan (the “Directors’ and Officers’ Stock Incentive Plan”).  As of December 31, 2013 the Board had previously approved for issuance a total of 5,495,000 Class A Common Stock shares for each the Stock Incentive Plan and the Directors’ and Officers’ Stock Incentive Plan.  All authorized shares have been issued pursuant to each plan with no additional shares remaining.  The Board of Directors must take further action to authorize additional shares of issuance under each plan.

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

Results of Operations 2013 Compared to 2012

Total revenues decreased $158,891 (49.7%) for the year ended December 31, 2013 to $160,522 as compared to $319,413 for the year ended December 31, 2012. This decrease is primarily attributed to the lower demand for our core product ”vibe-away” as we fulfill the market demand. The Company continues to evaluate additional products to add to its product line as well as expanding its distribution channels.

Gross profit decreased $112,020 (48.5%) to $118,959 for the year ended December 31, 2013 as compared to $230,979 for the same period in the prior year primarily as a result of the decreased volume. The gross profit percentage was 74.1% for the year ended December 31, 2013 increased slightly as compared to 72.3% for the year ended December 31, 2012.

Total operating expenses decreased to $423,445 for the year ended December 31, 2013 from $603,628 for the previous year, a decrease of $180,183 (29.9%). The Company has reduced expenses in all categories as a result of the shrinking revenues.

Loss from operations for the year ended December 31, 2013 decreased $68,163 (18.3%) to $304,486 as compared to a loss from operations of $372,649 for the year ended December 31, 2012.  The decrease in loss from operations was the result of the factors discussed above.

Total other income (expense) was an expense of $190,377 for the year ended December 31, 2013 as compared to an expense of $127,591 for the year ended December 31, 2012. This increase in other expense is primarily attributed to higher settlement expenses on debt conversions and to the non-recurrance of several one time gains realized in the prior period offset by lower interest expenses.

The net loss for the year ended December 31, 2013 was $494,863 as compared to net loss of $500,240 for the year ended December 31, 2012.  The decrease in net loss was the result of the factors discussed above, primarily in operating expenses.

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

During the year ended December 31, 2013, the Company had a net decrease in cash of $38,816.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $63,416 in cash for operating activities for the year ended December 31, 2013 as compared to using $27,963 in the prior year. The decrease in cash provided by operating activities is primarily the result of lower cash from operations and lower collections from lower accounts receivables offset increases in accounts payable, accrued expenses and related party accounts.

Cash provided by investing activities. The Company had no investing activities for the year ended December 31, 2013. The Company provided $843,624 in investing activities for the year ended December 31, 2012 from the liquidation of the marketable securities.

Cash provided by (used in) financing activities. The Company provided $24,600 from the issuance of new debt for the year ended December 31, 2013. The Company used $882,861 in financing activities for the year ended December 31, 2012 on the conversion of the Series A 3% Preferred Stock and the repurchase of the Class B Common Stock from the majority shareholder.

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

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2013, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged an independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

B Green Innovations’ board of directors consists of one director.  Listed below is certain information concerning individuals who currently serve as directors and executive officers of B Green Innovations.

Name	Age	Position with B Green Innovations, Inc.	Director since

Jerome R. Mahoney	54	President and Secretary	2004

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

AUDIT COMMITTEE

The Audit Committee currently consists of Mr. Mahoney. Mr. Mahoney is not an independent member of the Board of Directors and is not deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company's internal controls and the financial reporting process. Independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee had no meetings in 2013. The Board of Directors approved an Audit Committee Charter on March 30, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

CORPORATE GOVERNANCE

Director Independence

B Green Innovations’ board of directors consists of only Jerome R. Mahoney.    Mr. Mahoney is not an “independent director” as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules.

Audit Committee

The Company’s audit committee currently consists of Mr. Mahoney.  Mr. Mahoney is not an independent member of the audit committee under the independence standards set forth in Section 4350(d)(2) of the NASDAQ Marketplace Rules.

Nominating Committee

The Company does not have a standing nominating committee or a committee performing similar functions, as the Board of Directors consists of only one member.  Due to the Company’s size, it finds it difficult to attract individuals who would be willing to accept membership on the Company’s Board of Directors.  Therefore, with only one member of the Board of Directors, the full Board of Directors would participate in nominating candidates to the Board of Directors.  The Company did not have an annual meeting of shareholders in the past fiscal year.

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

Compensation of Directors

The Company does not have any outside directors at this time, so the Company has incurred no compensation for 2013.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)		Stock Awards	All other Compensation	Total Compensation

Jerome R. Mahoney(1)
President, Chief Executive	2013	$200,552	(2)	$0	$0	$200,552
Officer and Director	2012	$197,363	(2)	$0	$0	$197,363
	2011	$195,406	(2)	$0	$0	$195,406

(1)	Mr. Mahoney has been serving as our President, Chief Executive Officer and Director since August 31, 2006. Prior to that time, Mr. Mahoney served as our Non-Executive Chairman of the Board from August 1, 2004 through August 31, 2006. Mr. Mahoney’s employment contract is for a term of five-years at a base salary of $85,000 in the first year with annual increases based on the Consumer Price Index every year thereafter. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016. The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010.
(2)	$8,000, $24,597 and $23,228 was paid in salary and $192,552, $172,766 and $172,178 were accrued and unpaid for the years ended December 31, 2013, 2012 and 2011, respectively.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable

None	0	0	0	0 / 0

Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2013 and 2012.

EMPLOYMENT CONTRACTS

Jerome R. Mahoney

The Company entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004. Mr. Mahoney will serve as the Company’s Non-Executive Chairman of the Board for a term of five years. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  As consideration, the Company agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. The Company also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by iVoice Technology in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt or shares of our Class B Common Stock at the option of Mr. Mahoney. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. For the year ended December 31, 2013, Mr. Mahoney drew $8,000 of his salary. The remainder of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash.

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

As the board of directors consists solely of Mr. Mahoney, Mr. Mahoney, pursuant to his employment agreement, would be required to recuse himself from any discussions or vote regarding any potential termination.

In the event Mr. Mahoney's employment agreement is terminated due to Mr. Mahoney's death, the Company will pay to his estate his full base salary for eight years from the date of termination at the highest salary level under the agreement. In the event Mr. Mahoney's employment agreement is terminated by the Company within three years following a change in control, as defined in the employment agreement, or by Mr. Mahoney for good reason within three years following a change in control, Mr. Mahoney will be entitled to receive a severance payment equal to three hundred percent (300%), less $100, of the average amount of his gross income for services rendered to the Company in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by the Company). Under his employment agreement, "good reason" means, among other things, (1) any limitation on Mr. Mahoney's powers as Chairman of the Board, (2) a reduction in compensation, (3) a relocation of the Company outside New Jersey or (4) the failure of the Company to make any required payments under the agreement. The employment agreement restricts Mr. Mahoney from competing with the Company during the term of the agreement and for one year after he is no longer employed by the Company; provided that Mr. Mahoney is receiving severance or other compensation from the Company pursuant to the employment agreement for at least one year (see Note 8 to the Financial Statements).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 31, 2014 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of March 31, 2014, a total of 3,147,872,925 shares of Class A common stock were outstanding. Each share of Class A common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. Each share of Class B common stock common stock is entitled to 100 votes on matters on which holders of common stock are eligible to vote. Each share of Class C common stock common stock is entitled to 1,000 votes on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 31, 2014 through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Ownership of Common Stock

Name and Position(s)	Title of Class	Common Stock Beneficially Owned		Percentage Ownership (1)

Jerome R. Mahoney,
President and Secretary	Class A Common Stock	36,304,677,500	(2)	92.2%
	Class B Common Stock	1,097,926	(3)	100.00%
	Class C Common Stock	0		0.00%

All directors and executive	Class A Common Stock	36,304,677,500		92.2%
Officers as a group	Class B Common Stock	1,097,926		100.00%
	Class C Common Stock	0		0.00%

Dolores Swoboda	Class A Common Stock	180,000,000		5.7%
	Class B Common Stock	0		0.00%
	Class C Common Stock	0		0.00%

(1) Percentage ownership is based on shares outstanding plus the shares beneficially owned by the named individual or group for the respective security as of March 31, 2014.

(2) Includes 89,100,000 shares of Class A common stock, 46,014 shares of Class B common stock held and gives effect to the right of Mr. Mahoney pursuant to the promissory note to be executed by the Company in favor of Mr. Mahoney in the amount of $1,051,912 ($846,414 of deferred compensation and unpaid interest of $205,498) to convert amounts owing under such promissory note to 1,051,912 shares of Class B Common Stock together with the Class B common stock held, which are convertible into the number of shares of our Class A Common Stock, determined by dividing the number of shares of our Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued  its Class A Common  Stock.  There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.

(3) Includes 46,014 shares held and gives effect to the right of Mr. Mahoney to, at his option, convert the $1,051,912 promissory note plus accrued interest held by him into Class B Common Stock of the Company at a rate of one dollar per share into 1,051,912 shares of the Company’s Class B Common Stock.  Such Class B Common Stock is convertible at any time into shares of our Class A Common Stock at a rate equal to 80% of the lowest price that the Company issues shares of Class A Common Stock subsequent to the date of the note. Thus by virtue of Mr. Mahoney's right to convert $1,051,912 owing under such promissory note into 1,051,912 shares of the Company’s Class B Common Stock, Mr. Mahoney is deemed to beneficially own such shares for the purpose of computing the percentage of ownership by him, but such shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of December 31, 2013 the outstanding balances were $0, plus accrued interest of $132,174.

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

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. For the year ended December 31, 2013, Mr. Mahoney drew $8,000 of his salary. The remainder of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash.

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. As of December 31, 2013 total deferred compensation due to Mr. Mahoney was $798,840.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2013 and December 31, 2012 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2013	2011

Audit Fees	$-0-	$21,000
Audit - Related Fees	-0-	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$-0-	$21,000

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

ITEM 15. EXHIBITS

(a) List of Documents Filed as Part of this Report

Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

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
Jerome Mahoney
President, Chief Executive Officer, Chief Financial Offier and Director

B GREEN INNOVATIONS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

B GREEN INNOVATIONS, INC.

FINANCIAL STATEMENTS

EXPLANATORY NOTE

These Financial Statements are part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and do not contain audited financial statements audited by an independent registered public accounting firm for the fiscal year ended December 31, 2013.

39

B GREEN INNOVATONS, INC.
BALANCE SHEETS
DECEMBER 31,
	2013	2012
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$101,323	$140,139
Accounts receivable, net of allowance for doubtful accounts of $8,483	18,314	29,650
Inventories	4,532	4,019
Prepaid expenses and other current assets	4,132	4,641

Total current assets	128,301	178,449

Property, plant and equipment, net	—	7,568
Intangible assets	48,326	50,491

Total assets	$176,627	$236,508

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$363,861	$472,619
Due to related parties	994,489	798,802
Deferred maintenance contracts	—	500
Promissory note payable	43,732	—
Convertible promissory note payable	24,600	—

Total current liabilities	1,426,682	1,271,921

Commitments and Contingencies

Stockholders' equity (deficit):
Series A 3% Preferred Stock	761,922	761,922
Common stock:
Class A Common Stock	1,583,228	1,327,107
Class B Common Stock	460	460
Class C Common Stock	—	—
Additional paid-in capital	10,029,733	10,005,633
Accumulated deficit	(13,625,398)	(13,130,535)

Total stockholders' equity (deficit)	(1,250,055)	(1,035,413)

Total liabilities and stockholders' equity (deficit)	$176,627	$236,508

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

Net sales	$160,522	$319,413
Cost of sales	41,563	88,434

Gross profit	118,959	230,979

Operating expenses:
Selling, general and administrative expenses	423,445	603,628
Impairment of assets	—	—
Total operating expenses	423,445	603,628

Loss from operations	(304,486)	(372,649)

Other income (expense):
Interest income	191	508
Dividend income	—	70,582
Interest expense	(64,134)	(112,987)
Loss on sale of securities	—	(66,205)
Gain on reduction of liabilities	2,018	54,269
Settlement expense	(128,452)	(73,758)
Total other income (expense)	(190,377)	(127,591)

Loss from operations before income taxes	(494,863)	(500,240)

Provision for income taxes	—	—

Net loss	$(494,863)	$(500,240)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)

Weighted average shares outstanding: Basic Diluted	1,670,433,527 1,670,433,527	790,017,247 790,017,247

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012 (Unaudited)

	Series A Preferred Stock		Common Stock A		Common Stock B		Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2012	1,605,776	$1,605,546	610,258,243	$1,097,806	85,251	$853	$9,901,681		$1,016	$(12,630,295)	$(23,393)
Common stock issued for services received	-	-	152,000,000	75,100	-	-	-		-	-	75,100
Conversion of Series A Preferred Stock	(843,624)	(843,624)	-	-	-	-	-		-	-	(843,624)
Repurchase of Series B Common Stock	-	-	-	-	(39,237)	(393)	(38,844)		-	-	(39,237)
Common stock issued for conversion of debt	-	-	598,906,456	154,201	-	-	142,796		-	-	296,997
Other comprehensive income	-	-	-	-	-	-	-		(1,016)	-	(1,016)
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-		-	(500,240)	(500,240)
Balance at December 31, 2012	762,152	$761,922	1,361,164,699	$1,327,107	46,014	$460	$10,005,633	$	$ -	$(13,130,535)	$(1,035,413)

Common stock issued for services received	-	-	180,000,000	18,000	-	-	-		-	-	18,000
Common stock issued for conversion of debt	-	-	1,471,708,226	238,121	-	-	24,100		-	-	262,221
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-		-	(491,124)	(491,124)
Balance at December 31, 2013	762,152	$761,922	3,012,872,925	$1,583,228	46,014	$460	$10,029,733		$-	$(13,621,659)	$(1,246,316)

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(494,863)	$(500,240)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	9,733	4,688
Issuance of common stock for services	18,000	75,100
Loss on sale of securities	—	66,205
Beneficial interest on conversion of debt	24,100	85,546
Settlement expense on conversion of debt	128,453	73,758
Gain on extinguishment of debt	(2,018)	(53,860)

Changes in certain assets and liabilities:
Decrease in accounts receivable	11,336	25,260
Increase in inventories	(513)	(2,148)
Decrease in prepaid expenses and other assets	509	7,679
Increase (decrease) in accounts payable and accrued expenses	13,760	(10,158)
Increase in due to related parties	228,587	200,207
Decrease in deferred maintenance contracts	(500)	—
Net cash (used in) operating activities	(63,416)	(27,963)

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	843,624
Net cash provided by investing activities	—	843,624

Cash flows from financing activities:
Proceeds from new debt	24,600	—
Conversion of Series A Preferred Stock	—	(843,624)
Repurchase of Class B Common Stock	—	(39,237)
Net cash provided by (used in) financing activities	24,600	(882,861)

Net (decrease) in cash and cash equivalents	(38,816)	(67,200)
Cash and cash equivalents, beginning of year	140,139	207,339

Cash and cash equivalents, end of year	$101,323	$140,139

Supplemental Schedule of Cash Flow Information:
During the year, cash was paid for the following:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2013:

a)	The Company converted $110,000 of unpaid legal fees into a Promissory Note to an unrelated party.

b) The Company converted $109,668 of accounts payable into 1,471,708,226 shares of Class A common stock.

For the Year Ended December 31, 2012:

a) The Company converted $59,193 of accounts payable into 598,906,456 shares of Class A common stock.

See accompanying notes to the financial statements

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

In 2013, the Company started selling its Wrap-N-Save product through our website BGREENINNOVATIONS.COM. The Wrap-N-Save product is a plastic film used for sealing paint trays, paint brushes, rollers and sprayer in-feed. Its versatile size allows it to fit any size brush, roller or paint tray.

In 2014, the Company will start selling a new product called Sock Pocket Organizer. The Sock Pocket Organizer holds paired socks in place through the washing-machine and dryer cycles. The mesh bag has nine individual pockets with zippers, that works with any size sock and can also hold bras and panties.

The Company continues to evaluate additional products to its product line as well as expanding its distribution channels.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

As of December 31, 2013, the Company had recurring net operating losses and negative cash flow from operations since inception and recurring net losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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

e) Research and Development Costs

Research and development costs are charged to expense as incurred. The Company has not incurred any research and development costs for the years ended December 31, 2013 and 2012.

f) Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the years ended December 31, 2013 and 2012, the Company incurred advertising expenses of $760 and $4,415, respectively.

g) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2013 and 2012. The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

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

i) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of December 31, 2013 the Company believes it has no significant risk related to its concentration within its accounts receivable.

j) Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2013 and 2012 is adequate.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2013 and 2012 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2013 and 2012.

n) Earnings (loss) per Share

FASB ASC 260-10 requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the years ending December 31, 2013 and December 31, 2012, do not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

45

The computation of EPS is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Basic net income (loss) per share:
Net (loss) attributable to common stockholders	$(494,863)	$(500,240)
Weighted-average common shares outstanding	1,670,433,527	790,017,247
Basic net (loss) per share attributable to common stockholders	$(0.00)	$(0.00)
Diluted net income (loss) per share:
Net (loss) attributable to common stockholders	$(494,863)	$(500,240)
Weighted-average common shares outstanding	1,670,433,527	790,017,247
Incremental shares attributable to: Series A Preferred Stock and Series B Common Stock	—	—
Total adjusted weighted-average shares	1,670,433,527	790,017,247
Diluted net (loss) per share attributable to common stockholders	$(0.00)	$(0.00)

As of December 31, 2013, the Company had common stock equivalents of 40,137,278,750 due on beneficial conversion of related party accounts. As of December 31, 2012, the Company had common stock equivalents of 10,324,474,982 due on beneficial conversion of related party accounts.

o) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the financial position, operations or cash flows for the year ended December 31, 2013.

p) Fair Value of Instruments

The carrying amounts reported in the balance sheets as of December 31, 2013 and December 31, 2012 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the debt approximates its carrying value at the stated discount rate of the debt to reflect recent market conditions.

q) Impairment of Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.   No impairment losses were recognized for the years ending December 31, 2013 and 2012.

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

46

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2013	December 31, 2012
Machinery and equipment	$40,569	$40,569
Less: Accumulated depreciation	(40,569)	(33,001)
	$—	$7,568

Depreciation expense was $7,568 and $2,522 for the years ended December 31, 2013 and 2012, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of patents pending in the amounts of $48,326 and $50,491 for the years ended December 31, 2013 and 2012, respectively. Amortization expense for the years ended December 31, 2013 and 2012 was $2,165 and $2,166, respectively. We assess the carrying value of intangible assets for impairment annually.

NOTE 8 – NOTES PAYABLE

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

On August 14, 2013, the Company executed a demand convertible promissory note with unrelated party to secure additional funding for the Company’s financing. The note will bear interest at the rate of prime plus 1.0% per annum (4.25% at December 31, 2013), shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. Under the terms of the promissory note, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of B Green Innovations, Inc.  This amount is related to funds loaned to iVoice and is unrelated to the operations of B Green Innovations, Inc.  The note will bear interest at the rate of prime plus 2.0% per annum (5.25% at December 31, 2013) on the unpaid balance until paid.  Interest payments are due and payable annually. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

During the year ended December 31, 2012, the Company issued 64,850,490 shares of Class A Common Stock as repayment of the outstanding loan and a portion of the deferred compensation. As of December 31, 2012 the outstanding balances was $0.

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. For the years ended December 31, 2013 and 2012, Mr. Mahoney drew $8,000 and $24,597, respectively, of his salary and the remainder was accrued to deferred compensation.

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

During the year ended December 31, 2013, the Company issued 570,000,000 shares of Class A Common Stock as repayment due for deferred compensation. As of December 31, 2013 and 2012, total deferred compensation due to Mr. Mahoney was $798,840 and $639,188, respectively. In addition, amounts due to Mr. Mahoney for accrued interest is $195,649 as of December 31, 2013.

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

The components of the Company’s deferred taxes at December 31, 2013 and 2012 are as follows:

	2013	2012
Net operating loss carry forwards	$1,160,000	$1,034,000
Deferred compensation	319,000	255,000
Deferred tax asset	1,479,000	1,289,000
Less: valuation allowance	(1,479,000)	(1,289,000)
Deferred tax asset, net	$-0-	$-0-

At December 31, 2013 and 2012, the Company had a federal net operating loss carry forward in the approximate amounts of $2,900,000 and $2,590,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

On November 13, 2012 the Company filed with the State of New Jersey an Amendment to the Certificate of Incorporation that revised the rights of the holders of the Company’s Series A 3% Preferred Stock which provided additional conversions rights. The holder may convert, with the consent of the Corporation their stock into (b) such amount of marketable securities held by the Corporation equal in value to the Series A Initial Value, as may be adjusted from time to time, or (c) cash equal in value to the Series A Initial Value, as may be adjusted from time to time. During the year ended December 31, 2012, the holder converted 843.624 shares of Series A 3% Preferred Stock for marketable securities at the Initial Value of $843,624.”

As of December 31, 2013 and 2012, 2663.444 shares were issued and 762.156 shares of Series A 3% Preferred Stock are outstanding.

As of December 31, 2013 and 2012, the Company had dividends in arrears on the Series A Preferred Stock in the amounts of $455,739 and $432,564, respectively.

b) Class A Common Stock

As of December 31, 2013, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 3,138,942,408 shares were issued, 3,012,872,925 shares were outstanding, and 126,069,483 shares that are being held in escrow pending resolution of funding issues.

During the year ended December 31, 2012 the Company issued; (a) 152,000,000 shares of Class A common stock with a fair value of $75,100 for services; and (b) 598,906,456 shares of Class A common stock with a fair value of $296,997 for conversion of debt valued at $137,693.

During the year ended December 31, 2013 the Company issued; (a) 180,000,000 shares of Class A common stock with a fair value of $18,000 for services; and (b) 1,471,708,226 shares of Class A common stock with a fair value of $238,121 for conversion of debt valued at $109,668.

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

c) Class B Common Stock

As of December 31, 2013, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share and 115,025 shares issued and 46,014 shares outstanding. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. In February 2011, the Board of Directors authorized the Company to buyback up to 115,025 shares of Class B common stock at $1.00 per share. During the year ended December 31, 2012, the Company repurchased 39,237 shares of its Class B Common Stock at $1.00 per share which is the same price that it was purchased by the related party.

d) Class C Common Stock

As of December 31, 2012, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of December 31, 2013 and 2012, no shares were issued or outstanding.

NOTE 12 - STOCK OPTIONS

Stock Option Plans

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company did not issue any stock options under the 2005 Stock Incentive Plan as of December 31, 2013.

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

The tables below present information about reportable segments for the years ended December 31, 2013 and 2012.

2013

	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$160,522	$—	$—	$160,522
Cost of sales	41,563	—	—	41,563
Gross profit	118,959	—	—	118,959

General and administrative	760	—	422,685	423,445
Interest, net	—	—	60,204	60,204
Loss on settlement of debt, net	—	—	126,434	126,434
Total expenses	760	—	609,323	610,083

Loss before taxes	$118,199	$—	$(609,323)	$(491,124)

Segment assets	$22,846	$—	$153,781	$176,627

2012

	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$311,738	$7,675	$—	$319,413
Cost of sales	88,434	—	—	88,434
Gross profit	223,304	7,675	—	230,979

General and administrative	35,804	—	567,824	603,628
Interest, net	—	—	112,479	112,479
Dividend income	—	—	(70,582)	(70,582)
Loss on sale of securities	—	—	66,205	66,205
Loss on settlement of debt, net	—	—	19,489	19,489
Total expenses	35,804	—	695,415	731,219

Loss before taxes	$187,500	$7,675	$(695,415)	$(500,240)

Segment assets	$41,237	$—	$195,271	$236,508

NOTE 14 – SUBSEQUENT EVENT

On January 7, 2014, the Company issued 135,000,000 shares of common stock for conversion of debt.

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation of iVoice Technology, Inc. (filed as Exhibit 3.1 to iVoice Technology, Inc.’s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.2	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on January 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated January 11, 2008 and incorporated herein by reference.)

3.3	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on March 10, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated March 5, 2008 and incorporated herein by reference.)

3.4	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on August 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated August 11, 2008 and incorporated herein by reference.)

3.5	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on March 6, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference.)

3.6	Amendment to the Certificate of Incorporation filed with the State of New Jersey on July 27, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated July 27, 2009 and incorporated herein by reference.)

3.7	Amendment to the Certificate of Incorporation filed with the State of New Jersey on November 20, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2009 and incorporated herein by reference.)

3.8	Amendment to the Certificate of Incorporation filed with the State of New Jersey on February 16, 2010 (filed with the Commission as Exhibit 3.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

3.9	Amendment to the Certificate of Incorporation filed with the State of New Jersey on November 13, 2012 (filed with the Commission as Exhibit 3.1 on the Form 8-K dated November 13, 2012 and incorporated herein by reference.)

3.10	By-laws of iVoice Technology, Inc. (filed as Exhibit 3.2 to iVoice Technology, Inc.’s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.1	Employment Agreement, dated as of August 1, 2004, between iVoice Technology, Inc. and Jerome Mahoney (initially filed as Exhibit 10.9 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, incorporated herein by reference) and amendment dated September 26, 2006 (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on September 28, 2006, incorporated by reference herein).

10.2	Amendment No. 1 to Employment Agreement, dated April 1, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.3	Amendment No. 2 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to iVoice Technology, Inc.’s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120490, filed on June 24, 2005, and incorporated herein by reference)

10.4	Amendment No. 3 to Employment Agreement, dated July 18, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.26 to iVoice Technology, Inc.’s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference

10.5	Promissory Note from iVoice Technology, Inc. to Jerome Mahoney, dated August 5, 2005 (filed as Exhibit 10.13 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.6	Amendment No. 4 to Employment Agreement, dated September 29, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.33 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.7	Amended Administrative Services Agreement, dated March 5, 2005, between iVoice, Inc. and iVoice Technology, Inc. (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.8	Amendment No. 5 to Employment Agreement, dated September 26, 2006, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated August 31, 2006, and incorporated herein by reference)

10.9	Amendment No. 6 to Employment Agreement, dated November 22, 2006, between iVoice Technology, Inc. and Jerome Mahoney filed herein.

10.10	Convertible Promissory Note, dated March 5, 2008, payable to iVoice Technology, Inc. (filed as Exhibit 10.2 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.11	Amendment No. 7 to Employment Agreement, dated March 9, 2009, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference)

10.12	Agreement and Plan of Merger by and between iVoice Technology, Inc. and B Green Innovations, Inc. dated November 17, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2000 and incorporated herein by reference.)

10.13	Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc. (filed with the Commission as Exhibit 10.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

10.14	Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., (filed with the Commission as Exhibit 10.2 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.).

14	Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.’s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 2006, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

______________________

* Attached herein

