Form 10-Q
period 2014-06-30
B Green Innovations, Inc.
filed 2014-08-22
CIK 1307969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to _______

Commission File No. 333-120490

B GREEN INNOVATIONS, INC.

         (Exact name of the Registrant as specified in Charter)

New Jersey	20-1862731
(State of Incorporation)	(I.R.S. Employer ID Number)

750 Highway 34, Matawan, New Jersey	07747
(Address of Principal Executive Offices)	(Zip Code)

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

B GREEN INNOVATIONS, INC

EXPLANATORY NOTE

These Financial Statements are part of the Quarterly Report on Form 10-Q for the six months ended June 30, 2014 and do not contain financial statements reviewed or audited by an independent registered public accounting firm for the six months ended June 30, 2014 or the fiscal year ended December 31, 2013.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

B GREEN INNOVATIONS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS	June 30,	December 31,
	2014	2013
Current assets:
Cash and cash equivalents	$107,605	$101,323
Accounts receivable	8,678	18,314
Inventories	1,886	4,532
Prepaid expenses and other current assets	3,775	4,132
Total current assets	121,944	128,301

Property, plant and equipment, net	-	-
Intangible assets, net of accumulated amortization	47,243	48,326

Total assets	$169,187	$176,627

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$167,257	$363,861
Due to related party	1,110,480	994,489
Promissory note payable	-	43,732
Convertible promissory note payable, net of debt discount	289,650	24,600
Total current liabilities	1,567,387	1,426,682

Stockholders' equity (deficit):
Series A 3% Preferred Stock	761,922	761,922
Common stock:
Class A Common Stock	2,067,118	1,583,228
Class B Common Stock	460	460
Class C Common Stock	-	-
Additional paid-in capital	10,029,733	10,029,733
Accumulated deficit	(14,257,433)	(13,625,398)
Total stockholders' equity (deficit)	(1,398,200)	(1,250,055)
Total liabilities and stockholders' equity (deficit)	$169,187	$176,627

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended		Three months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net sales	$55,828	$84,324	$30,940	$40,857

Cost of sales	21,992	21,245	12,305	12,119

Gross profit	33,836	63,079	18,635	28,738

Operating expenses:
General and administrative expenses	207,316	208,292	101,525	102,149
Impairment of assets	-	-	-	-

Total operating expenses	207,316	208,292	101,525	102,149

Loss from operations	(173,480)	(145,213)	(82,890)	(73,411)

Other income (expense):
Interest	24	135	12	59
Amortization of debt discount	(3,125)	-	(3,125)	-
Interest expense	(30,879)	(18,932)	(13,980)	(9,878)
Settlement expense	(424,575)	-	(91,575)	-

Total other income (expense)	(458,555)	(18,797)	(108,668)	(9,819)

Loss from operations before provision for income taxes	(632,035)	(164,010)	(191,558)	(83,230)

Provision for income taxes	-	-	-
Net loss	$(632,035)	$(164,010)	$(191,558)	$(83,230

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00	$(0.00

Weighted average shares outstanding
Basic and diluted	3,457,576,240	1,361,164,699	3,621,898,200	1,361,164,699

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(632,035)	$(164,010)
Adjustments to reconcile net loss to net cash provided by (used in) operating activites:
Depreciation and amortization	1,083	2,343
Amortization of debt discount	3,125	-
Settlement expense	424,575	-

Changes in assets and liabilities:
Decrease in accounts receivable	9,636	22,290
Decrease (increase) in inventories	2,646	(9,077)
Decrease in prepaid expenses	357	1,282
Increase in accounts payable and accrued liabilities	26,235	22,741
Increase in amounts due to related parties	115,991	113,356
(Decrease) in deferred maintenance contracts	-	(500)
Net cash (used in) operating activities	(48,387)	(11,575)

Cash flows from financing activities:
Proceeds from new debt issued	54,669	-
Net cash provided by financing activities	54,669	-

Net increase (decrease) in cash and cash equivalents	6,282	(11,575)
Cash and cash equivalents at beginning of period	101,323	140,139
Cash and cash equivalents at end of period	$107,605	$128,564

During the period, cash was paid for the following:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the Six months Ended June 30, 2014:

a)	The Company converted $200,788 of unpaid legal fees into Convertible Promissory Notes to an unrelated party.

b)	The Company was notified that the unpaid principal and accrued interest on the January 7, 2013 Promissory Notes was assigned to another unrelated party and concurrent with the assignment, the Company consented to add conversion rights to the new owner.

c)	The Company issued an aggregate of 971,300,000 shares of Class A Common Stock upon the conversion of $59,315 of debt owed to various debtors of the Company pursuant to various Assignment of Debt Agreements. The market value of the shares was $483,890. The difference between the market value and the debt reduction of $424,575 was charged to settlement expense.

For the Six months Ended June 30, 2013:

d)	The Company converted $110,000 of unpaid legal fees into a Promissory Note to an unrelated party.

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014 and 2013

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

As of June 30, 2014, the Company had a net operating loss and negative working capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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

e)    Research and Development Costs

Research and development costs are charged to expense when incurred. The Company has not incurred any research and development costs for the six months ended June 30, 2014 and 2013.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the six months ended June 30, 2014 the Company incurred $0 as compared to $760 for the six months ended June 30, 2013.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2014 and December 31, 2013. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

h)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of June 30, 2014 the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)    Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2014 and December 31, 2013 is adequate.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the six months ended June 30, 2014 and 2013, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of June 30, 2014 and December 31, 2013.

m)     Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of June 30, 2014 and December 31, 2013 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the debt approximates its carrying value at the stated discount rate of the debt to reflect recent market conditions.

n)     Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment losses were recognized for the six months ended June 30, 2014 and 2013.

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

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the six months ended June 30, 2014 and 2013 does not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

	Six months Ended	Six months Ended
	June 30, 2014	June 30, 2013
Basic net loss per share:
Net loss attributable to common stockholders	$(632,035)	$(164,010)
Weighted-average common shares outstanding	3,457,576,240	1,361,164,699
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share:
Net loss attributable to common stockholders	$(632,035)	$(164,010)
Weighted-average common shares outstanding	3,457,576,240	1,361,164,699
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	3,457,576,240	1,361,164,699
Diluted net loss per share	$(0.00)	$(0.00)

Note 6- Intangible Assets

Intangible assets consist of patents pending in the amount of $47,243 and $48,326 for the periods ended June 30, 2014 and December 31, 2013. The Company recorded amortization expense of $1,083 for the six months ended June 30, 2014 and 2013. There was no impairment expense for the six months ended June 30, 2014 and 2013.

Note 7- Promissory Notes Payable

On January 7, 2013, the Company executed a demand promissory note with an unrelated party to convert unpaid legal fees to a promissory note. The note will bear interest at the rate of prime plus 1.0% per annum (4.25% at June 30, 2014), shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. During 2014, the Company was notified that the unpaid principal and accrued interest on this note was assigned to another unrelated party and concurrent with the assignment, the Company consented to add conversion rights to the new owner. Under the terms of the Securities and Settlement Agreement, the new owner can convert amounts due into shares of Class A Common Stock at a conversion price of $.00005 per shares and the ownership cannot exceed 9.99% at any time. During the six months ended June 30, 2014, the Company issued an aggregate of 706,300,000 shares of Class A Common Stock as repayment of $35,315 of debt. As of June 30, 2014, the principal balance on the note was $24,331 and accrued interest is $769.

On May 15, 2013 and October 1, 2013, the Company executed an aggregate of $200,788 demand convertible promissory notes with an unrelated party to convert unpaid legal fees into various promissory notes. The notes will bear interest at the rate of prime plus 1.0% per annum (4.25% at June 30, 2014), shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. Under the terms of these promissory notes, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of June 30, 2014, the principal balance on these notes was $182,925 and accrued interest is $8,016.

On August 14, 2013, the Company executed a demand convertible promissory note with unrelated party to secure additional funding for the Company’s financing. The note will bear interest at the rate of prime plus 1.0% per annum (4.25% at June 30, 2014), shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. Under the terms of the promissory note, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. During the balance of 2013 and 2014, additional amounts have been advanced by the holder. As of June 30, 2014, the principal balance on the note was $54,269 and accrued interest is $1,176.

On April 1, 2014, the Company executed an Original Issue Discount Convertible Promissory Note with an unrelated party to secure additional funding for the Company’s financing. The face amount of the note is $37,500 and the purchase price was $25,000. The debt discount of $12,500 is being amortized monthly over the original term of the note. The note is due on March 28, 2015 and shall accrue late fees of 22% per annum on all overdue unpaid principal. After the maturity date, the holder of the note can convert amounts due for unpaid principal and accrued interest into shares of Class A Common Stock at a conversion price of $.00005 per share and their ownership cannot exceed 4.99% at any time. As of June 30, 2014, the principal balance on the note was $37,500 and unamortized debt discount was $9,375.

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

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. For the six months ended June 30, 2014, Mr. Mahoney drew $3,000 of his salary and the remainder was accrued to deferred compensation.

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. As of June 30, 2014 and December 31, 2013, total deferred compensation and accrued interest due to Mr. Mahoney was $1,110,480 and $994,489 respectively.

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

As of June 30, 2014 and December 31, 2013, 2663.444 shares were issued and 762.156 shares of Series A 3% Preferred Stock are outstanding.

As of June 30, 2014 and December 31, 2013 dividends in arrears amounted to $467,231 and $455,739, respectively.

b)        Class A Common Stock

As of June 30, 2014, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 4,110,242,408 shares were issued, and 3,984,172,925 shares were outstanding, and 126,069,483 shares that are being held in escrow pending resolution of funding issues.

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

During the six months ended June 30, 2014, the Company issued the following shares of Class A Common stock:

a)   The Company issued an aggregate of 917,300,000 shares of Class A Common Stock upon the conversion of $59,315 of debt owed to various debtors of the Company pursuant to various Assignment of Debt Agreements. The market value of the shares was $483,890. The difference between the market value and the debt reduction of $24,575 was charged to settlement expense.

During the six months ended June 30, 2013, the Company issued the following shares of Class A Common stock:

a)   None

c)        Class B Common Stock

As of June 30, 2014, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share, 115,025 shares issued and 46,014 shares outstanding.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. In February 2011, the Board of Directors authorized the Company to buyback up to 115,025 shares of Class B common stock at $1.00 per share. During the year ended December 31, 2012, the Company repurchased 39,237 shares of its Class B Common Stock at $1.00 per share which is the same price that it was purchased by the related party.

d)        Class C Common Stock

As of June 30, 2014, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of June 30, 2014, no shares were issued or outstanding.

Note 11- Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of June 30, 2014.

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

Results of Operations

Total sales decreased $28,496 (33.8%) for the six months ended June 30, 2014 to $55,828 as compared to $84,324 for the same period in the prior year. Total sales decreased $9,917 (24.3%) for the three months ended June 30, 2014 as compared to the prior year. These decreases were primarily due to the reduced demand for our “green” products. The Company continues to evaluate additional products to its product line as well as expanding its distribution channels.

Gross profit decreased $29,243 (46.4%) for the six months ended June 30, 2014 to $33,836 as compared to $63,079 for the same period in the prior year. Gross profit decreased $10,103 (35.2%) for the three months ended June 30, 2014 as compared to the prior year. These decreases were primarily the result the decreased volume of the “green” products and higher outbound shipping costs.

Total selling, general and administrative expenses decreased $976 (.5%) and $$624 (.6%) for the six months and three months ended June 30, 2014, respectively, as compared to the same periods in the prior year. This small decrease was primarily the result of management’s efforts to manage expenses on the lower sales.

For the six months and three months ended June 30, 2014, the Company had losses from operations of $173,480 and $82,890, respectively, as compared to losses from operations of $145,213 and $73,411, respectively, for the six months and three months ended June 30, 2013 as a result of the factors discussed above.

Total other expense was $458,555 and $108,668 for the six months and three months ended June 30, 2014, respectively. Settlement expense on issuance of stock for debt conversion is the primary component in the current period. In addition, interest expenses are higher when compared to the prior year due to conversion of trade payables into debt.

The net losses for the six months and three months ended June 30, 2014 were $632,035 and $191,558, respectively. The unfavorable change from prior year losses of $164,010 and $83,230 for the six months and three months ended June 30, 2013, respectively, was primarily due to increases in settlement expense and lower gross margins on lower sales.

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

During the six months ended June 30, 2014, the Company had a net increase in cash of $6,282.  The Company’s principal sources and uses of funds were as follows:

Cash (used in) operating activities. The Company used $48,387 in cash from operating activities for the six months ended June 30, 2014. Management continues to carefully manage the cash account while facing lower billable sales.

Cash provided financing activities. The Company received $54,669 from new debt financing activities for the six months ended June 30, 2014.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2014.

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

Off Balance Sheet Arrangements

During the six months ended June 30, 2014, the Company did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities nor do they have any commitment or intent to provide additional funding to any such entities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2014.

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

