Form 10-Q
period 2014-09-30
B Green Innovations, Inc.
filed 2014-11-14
CIK 1307969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practical date: 110,422,395 shares of Class A Common stock, no par value per share, and 46,014 shares of Class B common, par value of $0.01 per share, as of November 11, 2014.

B GREEN INNOVATIONS, INC

EXPLANATORY NOTE

These Financial Statements are part of the Quarterly Report on Form 10-Q for the Nine months ended September 30, 2014 and do not contain financial statements reviewed or audited by an independent registered public accounting firm for the Nine months ended September 30, 2014 or the fiscal year ended December 31, 2013.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

B GREEN INNOVATIONS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS	September 30,	December 31,
	2014	2013
Current assets:
Cash and cash equivalents	$84,105	$101,323
Accounts receivable	9,452	18,314
Inventories	2,229	4,532
Prepaid expenses and other current assets	3,204	4,132
Total current assets	98,990	128,301

Property, plant and equipment, net	-	-
Intangible assets, net of accumulated amortization	46,702	48,326

Total assets	$145,692	$176,627

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$167,298	$363,861
Due to related party	519,859	994,489
Promissory note payable	-	43,732
Convertible promissory note payable, net of debt discount	307,690	24,600
Total current liabilities	994,847	1,426,682

Stockholders' equity (deficit):
Series A 3% Preferred Stock	761,922	761,922
Common stock:
Class A Common Stock	2,067,118	1,583,228
Class B Common Stock	1,944	460
Class C Common Stock	-	-
Additional paid-in capital	10,676,645	10,029,733
Accumulated deficit	(14,356,784)	(13,625,398)
Total stockholders' equity (deficit)	(849,155)	(1,250,055)
Total liabilities and stockholders' equity (deficit)	$145,692	$176,627

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended		Three months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net sales	$79,948	$122,194	$24,120	$37,870

Cost of sales	30,896	31,205	8,904	9,960

Gross profit	49,052	90,989	15,216	27,910

Operating expenses:
General and administrative expenses	305,486	306,737	98,170	98,445
Impairment of assets	-	-	-	-

Total operating expenses	305,486	306,737	98,171	98,445

Loss from operations	(256,434)	(215,748)	(82,954)	(70,535)

Other income (expense):
Interest	36	171	12	36
Amortization of debt discount	(6,250)	-	(3,125)	-
Interest expense	(44,163)	(29,375)	(13,284)	(10,443)
Settlement expense	(424,575)	(106,300)	-	(106,300)

Total other income (expense)	(474,952)	(135,504)	(16,397)	(116,707)

Loss from operations before provision for income taxes	(731,386)	(351,252)	(99,351)	(187,242)

Provision for income taxes	-	-	-
Net loss	$(731,386)	$(351,252)	$(99,351)	$(187,242

Basic and diluted loss per common share	$(1.95)	$(2.48)	$(0.24)	$(1.23)

Weighted average shares outstanding
Basic and diluted	374,882	141,714	409,796	152,725

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(731,386)	$(351,252)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,624	3,516
Amortization of debt discount	6,250	-
Settlement expense	424,575	106,300

Changes in assets and liabilities:
Decrease in accounts receivable	8,862	13,400
Decrease (increase) in inventories	2,303	(4,946)
Decrease in prepaid expenses	928	1,185
Increase in accounts payable and accrued liabilities	26,276	16,694
Increase in amounts due to related parties	173,766	171,128
(Decrease) in deferred maintenance contracts	-	(500)
Net cash (used in) operating activities	(86,802)	(44,475)

Cash flows from financing activities:
Proceeds from new debt issued	69,584	17,400
Net cash provided by financing activities	69,584	17,400

Net decrease in cash and cash equivalents	(17,218)	(27,075)
Cash and cash equivalents at beginning of period	101,323	140,139
Cash and cash equivalents at end of period	$84,105	$113,064

During the period, cash was paid for the following:
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the nine months Ended September 30, 2014:

a)	The Company converted $200,788 of unpaid legal fees into Convertible Promissory Notes to an unrelated party.

b)	The Company was notified that the unpaid principal and accrued interest on the January 7, 2013 Promissory Notes was assigned to another unrelated party and concurrent with the assignment, the Company consented to add conversion rights to the new owner.

c)	The Company issued an aggregate of 97,130 (971,300,000 pre-reverse split) shares of Class A Common Stock upon the conversion of $59,315 of debt owed to various debtors of the Company pursuant to various Assignment of Debt Agreements. The market value of the shares was $483,890. The difference between the market value and the debt reduction of $424,575 was charged to settlement expense.

d)	The Company issued 148,396 shares of Class B Common Stock upon conversion $148,396 of debt owed to an officer of the Company.

e)	The Company received a forgiveness of debt for amounts due to an officer of the Company in the amount of $500,000.

For the nine months Ended September 30, 2013:

f)	The Company converted $110,000 of unpaid legal fees into a Promissory Note to an unrelated party.

g)	The Company issued 49,950 (499,500,000 pre-reverse split) shares Class A Common Stock to a Company upon the conversion of $49,500 of debt owed to a debtor of the Company pursuant to an Assignment of Debt Agreement. The market value of the shares was $162,400. The difference between the market value and the debt reduction of $112,900 was charged to settlement expense.

h)	The Company issued 1,300 (13,000,000 pre-reverse split) shares of Class A Common stock issued to a debtor of the Company for payment of accounts payable with a market value of $3,900. The stated value of the shares was $10,500 which resulted in a $6,600 gain from settlement.

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

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

On September 9, 2014, pursuant to approval by a majority of voting shares as of August 28, 2014 an Amendment to the Certificate of Incorporation, dated September 4, 2014 was accepted by the State of New Jersey to consolidate all of the Class A Common Stock Shares pursuant to a reverse split in the ratio of One (1) new share for every Ten Thousand (10,000) shares currently held by a stockholder.. The reverse split took effect on September 26, 2014 and the trading symbol of our Class A Common Stock was temporarily changed to “BGNND”. The Amendment provided for the issuance of no fractional shares, but instead, all fractional shares created by the reverse split were rounded up to one whole share. Prior to the reverse split, there were 4,110,242,408 Class A Common Stock shares issued and 3,984,172,925 Class A Common Stock shares outstanding. Following the reverse split, there will be an estimated 422,404 Class A Common Stock shares issued and an estimated 409,796 Class A Common Stock shares outstanding. Additional shares may be issued upon finalization of the roundup of the fractional shares. Additionally, the number of authorized Class A Common Stock was deduced from ten billion (10,000,000,000) no par value shares to five hundred million (500,000,000) no par value shares.

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

In May 2014, the Company was engaged by two developing companies (the “Consultee”) to provide consulting services related to management, organization, short and long term strategic planning, and advice and recommendations regarding corporate financing. According to the Consulting Agreements, a) for services related to raising funds in the form of debt and/or equity the Company will receive 5% of the gross proceeds plus 2% of the Consultee’s common stock; and b) for all other services provided the Company will receive 1% of the sales of the company for 7 years from the product release/launch date plus 1% of the Consultee’s common stock.

The Company continues to evaluate additional products to its product line as well as expanding its distribution channels.

Note 3                      Going Concern

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

As of September 30, 2014, the Company had a net operating loss and negative working capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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

e)    Research and Development Costs

Research and development costs are charged to expense when incurred. The Company has not incurred any research and development costs for the nine months ended September 30, 2014 and 2013.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. For the nine months ended September 30, 2014 the Company incurred $0 as compared to $760 for the Nine months ended September 30, 2013.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2014 and December 31, 2013. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

h)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of September 30, 2014 the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)    Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of September 30, 2014 and December 31, 2013 is adequate.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the nine months ended September 30, 2014 and 2013, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of September 30, 2014 and December 31, 2013.

m)     Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of September 30, 2014 and December 31, 2013 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the debt approximates its carrying value at the stated discount rate of the debt to reflect recent market conditions.

n)     Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment losses were recognized for the nine months ended September 30, 2014 and 2013.

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

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the nine months ended September 30, 2014 and 2013 does not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period. The following table has been restated to reflect the results of the reverse stock split. The Basic and Diluted net loss per share for the nine months ended September 30, 2014 and 2013 would have been $0.00 for each period.

	Nine Months Ended
	September 30, 2014	September 30, 2013
Basic net loss per share:
Net loss attributable to common stockholders	$(731,386)	$(351,252)
Weighted-average common shares outstanding	374,882	141,714
Basic net loss per share	$(1.95)	$(2.48)
Diluted net loss per share:
Net loss attributable to common stockholders	$(731,386)	$(351,252)
Weighted-average common shares outstanding	374,882	141,714
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	374,882	141,714
Diluted net loss per share	$(1.95)	$(2.48)

Note 6                      Intangible Assets

Intangible assets consist of patents pending in the amount of $46,702 and $48,326 for the periods ended September 30, 2014 and December 31, 2013. The Company recorded amortization expense of $1,624 for the nine months ended September 30, 2014 and 2013. There was no impairment expense for the nine months ended September 30, 2014 and 2013.

Note 7                     Promissory Notes Payable

On January 7, 2013, the Company executed a demand promissory note with an unrelated party to convert unpaid legal fees to a promissory note. The note will bear interest at the rate of prime plus 1.0% per annum (4.25% at September 30, 2014), shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. During 2014, the Company was notified that the unpaid principal and accrued interest on this note was assigned to another unrelated party and concurrent with the assignment, the Company consented to add conversion rights to the new owner. Under the terms of the Securities and Settlement Agreement, the new owner can convert amounts due into shares of Class A Common Stock at a conversion price of $.00005 (subsequently changed to $.50 per the reverse stock split) per shares and the ownership cannot exceed 9.99% at any time. During the nine months ended September 30, 2014, the Company issued an aggregate of 70,630 (706,300,000 pre-reverse split) shares of Class A Common Stock as repayment of $35,315 of debt. As of September 30, 2014, the principal balance on the note was $24,331 and accrued interest is $1,091.

On May 15, 2013 the Company executed a demand convertible promissory notes, with a value of $110,788, with an unrelated party to convert unpaid legal fees into various promissory notes. The notes will bear interest at the rate of prime plus 1.0% per annum (4.25% at September 30, 2014), shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. Under the terms of these promissory notes, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of September 30, 2014, the principal balance on these notes was $107,840 and accrued interest is $6,825.

On August 14, 2013, the Company executed a demand convertible promissory note with unrelated party to secure additional funding for the Company’s financing. The note will bear interest at the rate of prime plus 1.0% per annum (4.25% at September 30, 2014), shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. Under the terms of the promissory note, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. During the balance of 2013 and 2014, additional amounts have been advanced by the holder. As of September 30, 2014, the principal balance on the note was $54,269 and accrued interest is $1,757.

On October 1, 2013 the Company executed a demand convertible promissory notes, with a value of $90,000, with an unrelated party to convert unpaid legal fees into various promissory notes. The notes will bear interest at the rate of prime plus 1.0% per annum (4.25% at September 30, 2014), shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. Under the terms of these promissory notes, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of September 30, 2014, the principal balance on these notes was $90,000 and accrued interest is $3,815.

On April 1, 2014, the Company executed an Original Issue Discount Convertible Promissory Note with an unrelated party to secure additional funding for the Company’s financing. The face amount of the note is $37,500 and the purchase price was $25,000. The debt discount of $12,500 is being amortized monthly over the original term of the note. The note is due on March 28, 2015 and shall accrue late fees of 22% per annum on all overdue unpaid principal. After the maturity date, the holder of the note can convert amounts due for unpaid principal and accrued interest into shares of Class A Common Stock at a conversion price of $.00005 (subsequently changed to $.50 per the reverse stock split) per share and their ownership cannot exceed 4.99% at any time. As of September 30, 2014, the principal balance on the note was $37,500 and unamortized debt discount was $6,250.

Note 8                      Related Party Transactions

On May 8, 2007, the Company executed a Security Agreement providing Jerome Mahoney, President and Chief Executive Officer of the Company, with a security interest in all of the assets of the Company to secure the promissory note dated August 5, 2005 and all future advances including, but not limited to, additional cash advances: deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to the Company. This security interest expired in 2012, as the UCC Financing Amendment was never filed to continue the security interest of the creditor for the additional period provided by applicable law.

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. For the nine months ended September 30, 2014, Mr. Mahoney drew $3,000 of his salary and the remainder was accrued to deferred compensation.

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. On September 15, 2014, the Company received a forgiveness of debt in the amount of $500,000 from Mr. Mahoney. During the nine months ended September 30, 2014, the Company converted $149,396 of deferred compensation into 149,396 shares of Class B Common Stock. As of September 30, 2014 and December 31, 2013, total deferred compensation and accrued interest due to Mr. Mahoney was $519,859 and $994,489, respectively.

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

Note 10                     Capital Stock

Pursuant to the Company’s certificate of incorporation, as amended, the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value of $1.00 per share, 500,000,000 shares of Class A Common Stock, no par value per share, 50,000,000 shares of Class B Common Stock, par value $0.01 per share, and 20,000,000 shares of Class C Common Stock, par value $0.01 per share. Below is a description of the Company’s outstanding securities, including Preferred Stock, Class A Common Stock, Class B Common Stock and Class C Common Stock.

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

As of September 30, 2014 and December 31, 2013, 2,663.444 shares were issued and 762.156 shares of Series A 3% Preferred Stock are outstanding.

As of September 30, 2014 and December 31, 2013 dividends in arrears amounted to $473,072 and $455,739, respectively.

b)        Class A Common Stock

As of September 30, 2014, there are 500,000,000 shares of Class A Common Stock authorized, no par value, and 422,404 shares were issued, and 409,796 shares were outstanding, and 12,608 shares that are being held in escrow pending resolution of funding issues.

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

On September 9, 2014, pursuant to approval by a majority of voting shares as of August 28, 2014, an Amendment to the Certificate of Incorporation, dated September 4, 2014 was accepted by the State of New Jersey to consolidate all of the Class A Common Stock Shares pursuant to a reverse split in the ratio of One (1) new share for every Ten Thousand (10,000) shares currently held by a stockholder.. The reverse split took effect on September 26, 2014 and the trading symbol of our Class A Common Stock was temporarily changed to “BGNND”. The Amendment provided for the issuance of no fractional shares, but instead, all fractional shares created by the reverse split were rounded up to one whole share. Prior to the reverse split, there were 4,110,242,408 Class A Common Stock shares issued and 3,984,172,925 Class A Common Stock shares outstanding. Following the reverse split, there will be an estimated 422,404 Class A Common Stock shares issued and an estimated 409,796 Class A Common Stock shares outstanding. Additional shares may be issued upon finalization of the roundup of the fractional shares. Additionally, the number of authorized Class A Common Stock was deduced from ten billion (10,000,000,000) no par value shares to five hundred million (500,000,000) no par value shares.

During the nine months ended September 30, 2014, the Company issued the following shares of Class A Common stock:

a)   The Company issued an aggregate of 91,730 (917,300,000 pre-reverse split) shares of Class A Common Stock upon the conversion of $59,315 of debt owed to various debtors of the Company pursuant to various Assignment of Debt Agreements. The market value of the shares was $483,890. The difference between the market value and the debt reduction of $24,575 was charged to settlement expense.

During the nine months ended September 30, 2013, the Company issued the following shares of Class A Common stock:

a)   The Company issued 49,950 (499,500,000 pre-reverse split) shares Class A Common Stock to a Company upon the conversion of $49,500 of debt owed to a debtor of the Company pursuant to an Assignment of Debt Agreement. The market value of the shares was $162,400. The difference between the market value and the debt reduction of $112,900 was charged to settlement expense.

b)	The Company issued 1,300 (13,000,000 pre-reverse split) shares of Class A Common stock issued to a debtor of the Company for payment of accounts payable with a market value of $3,900. The stated value of the shares was $10,500 which resulted in a $6,600 gain from settlement.

c)        Class B Common Stock

As of September 30, 2014, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share, 263,421 shares issued and 149,410 shares outstanding.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. In February 2011, the Board of Directors authorized the Company to buyback up to 115,025 shares of Class B common stock at $1.00 per share. During the year ended December 31, 2012, the Company repurchased 39,237 shares of its Class B Common Stock at $1.00 per share which is the same price that it was purchased by the related party. During the nine months ended September 30, 2014, the Company converted $149,396 of deferred compensation due to an officer of the Company into 149,396 shares of Class B Common Stock at $1.00 per share.

d)        Class C Common Stock

As of September 30, 2014, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of September 30, 2014, no shares were issued or outstanding.

Note 11                    Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of September 30, 2014.

Note 12                    Restatements

As the result of the reverse stock split on September 26, 2014, the shares of Class A Common Stock issued, shares of Class A Common Stock outstanding and the Loss Per Common Share has been restated.

Note 13 Subsequent Events

On October 3, 2014, the Company was notified that a portion of the unpaid principal and accrued interest on one of the Company’s promissory notes was assigned to Neoventive LLC and concurrent with the assignment, the Company consented to add conversion rights to the new owner. Under the terms of the Promissory Note Conversion agreement, the new owner can convert amounts due into shares of Class A Common Stock at a conversion price of $.0001 per share and the new owner cannot convert the Promissory Note into more than 9.99% of the current issued and outstanding Class A Common Stock at any given time.

On October 6, 2014, the Company issued 100,000,000 shares of Class A Common Stock for services rendered to the Company during the past 12 months. The shares were issued with a restrictive legend which prohibits the holder from selling the shares until these shares have been registered or an exemption from registration is available. The holder of these shares has signed an irrevocable proxy in favor of the President of the Company and has agreed to restrict any transfer of these shares to no more than 4.99% of the issued and outstanding common stock shares of the Company.

On October 7, 2014, the Company issued 10,000,000 shares of Class A Common Stock upon conversion of the debt due to Neoventive LLC. These shares were issued without any restrictions.

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

Results of Operations

Total sales decreased $42,246 (34.6%) for the nine months ended September 30, 2014 to $79,948 as compared to $122,194 for the same period in the prior year. Total sales decreased $13,750 (36.3%) for the three months ended September 30, 2014 as compared to the prior year. These decreases were primarily due to the reduced demand for our “green” products offset by a small increase in new product sales. The Company continues to evaluate additional products to its product line as well as expanding its distribution channels.

Gross profit decreased $41,937 (46.1%) for the nine months ended September 30, 2014 to $49,052 as compared to $90,989 for the same period in the prior year. Gross profit decreased $12,694 (45.5%) for the three months ended September 30, 2014 as compared to the prior year. These decreases were primarily the result the decreased volume of the “green” products and higher outbound shipping costs from introducing free shipping on most products.

Total selling, general and administrative expenses decreased $1,251 (.4%) and $$275 (.3%) for the nine months and three months ended September 30, 2014, respectively, as compared to the same periods in the prior year. This small decrease was primarily the result of management’s efforts to manage expenses on the lower sales.

For the nine months and three months ended September 30, 2014, the Company had losses from operations of $256,434 and $82,954, respectively, as compared to losses from operations of $215,748 and $70,535, respectively, for the nine months and three months ended September 30, 2013 as a result of the factors discussed above.

Total other expense was $474,952 for the nine months ended September 30, 2014. Settlement expense on issuance of stock for debt conversion is the primary component in the current period. In addition, interest expenses are higher when compared to the prior year due to conversion of trade payables into debt.

The net losses for the nine months and three months ended September 30, 2014 were $731,386 and $99,351, respectively. The unfavorable change from prior year losses of $351,252 for the nine months ended September 30, 2013 was primarily due to increases in settlement expense and lower gross margins on lower sales.

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

During the nine months ended September 30, 2014, the Company had a net decrease in cash of $17,218.  The Company’s principal sources and uses of funds were as follows:

Cash (used in) operating activities. The Company used $86,802 in cash from operating activities for the nine months ended September 30, 2014. Management continues to carefully manage the cash account while facing lower billable sales.

Cash provided financing activities. The Company received $69,584 from new debt financing activities for the nine months ended September 30, 2014.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2014.

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

Off Balance Sheet Arrangements

During the nine months ended September 30, 2014, the Company did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities nor do they have any commitment or intent to provide additional funding to any such entities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2014.

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

B GREEN INNOVATIONS, INC.

Date: November 14, 2014	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, Chief Executive Officer and
Chief Financial Officer

INDEX OF EXHIBITS

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

