Form 10-K
period 2014-12-31
B Green Innovations, Inc.
filed 2015-03-31
CIK 1307969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐  No ☒

As of March 27, the Registrant had 112,053,244 shares of Class A common stock outstanding and 134,410 shares of Class B common stock outstanding.

The aggregate market value of the voting Common Stock held by non-affiliates on June 30, 2014 (the last business day of our most recently completed second fiscal quarter) was $696,578 using the closing price on June 30, 2014.

1

PART I

ITEM 1.  BUSINESS

BACKGROUND

OVERVIEW

B Green Innovations, Inc., a Matawan, New Jersey-based corporation, (OTC Pink Marketplace: BGNN), formerly iVoice Technology, Inc., (“B Green Innovations” or the “Company”) was incorporated under the laws of New Jersey on November 10, 2004 as a wholly owned subsidiary of iVoice, Inc. (“iVoice”).  The Company received by assignment all of the interests in and rights and title to, and assumed all of the obligations of, all of the agreements, contracts, understandings and other instruments of iVoice Technology, Inc., a Nevada corporation and affiliate of the Company.  When we refer to or describe any agreement, contract or other written instrument of the Company in these notes, we are referring to an agreement, contract or other written instrument that had been entered into by iVoice Technology Nevada and assigned to the Company.

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

On September 9, 2014, pursuant to approval by a majority of voting shares as of August 28, 2014, an Amendment to the Certificate of Incorporation, dated September 4, 2014 was accepted by the State of New Jersey to consolidate all of the Class A Common Stock Shares pursuant to a reverse split in the ratio of one (1) new share for every Ten Thousand (10,000) shares currently held by a stockholder.. The reverse split took effect on September 26, 2014 and the trading symbol of our Class A Common Stock was temporarily changed to “BGNND”. The Amendment provided for the issuance of no fractional shares, but instead, all fractional shares created by the reverse split were rounded up to one whole share. Prior to the reverse split, there were 4,110,242,408 Class A Common Stock shares issued and 3,984,172,925 Class A Common Stock shares outstanding. Following the reverse split, there were 422,395 Class A Common Stock shares issued and outstanding. Additional shares were issued upon finalization of the roundup of the fractional shares. Additionally, the number of authorized Class A Common Stock was reduced from ten billion (10,000,000,000) no par value shares to five hundred million (500,000,000) no par value shares.

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

In 2010, the Company released its new 100% degradable/biodegradable compactor bags. These bags include oxo-biodegradable additive using the latest technology that supports the three R’s of Packaging:  “Reduce”, “Reuse”, “Recycle” and provides a fourth R, “Remove”. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil.

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

In 2013, the Company started selling its Wrap-N-Save product through our website www.bgreeninnovations.com. The Wrap-N-Save product is a plastic film used for sealing paint trays, paintbrushes, rollers and sprayer in-feed. Its versatile size allows it to fit any size brush, roller or paint tray.

In 2014, the Company announced the addition of two new products available to our distributors and direct customers. The first product is the Ice Pack Sack which is specifically designed to provide a simple, comfortable, and effective method for applying Hot and Cold Therapy.  Hot and Cold Therapy is recognized medical treatment for everyday minor injuries.  It provides relief from sprains, strains and common muscle pain. The second product is the Sock Pocket Organizer which holds paired socks in place through the washing machine and dryer cycles. The Sock Pocket Organizer is a mesh bag that has nine individual pockets with zipper closures.

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

The Company had received a going concern opinion from its auditors in 2012.  Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business.  If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business.  We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed.  Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

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

The Company released its new 100% degradable/biodegradable compactor bags. These bags include oxo-biodegradable additive using the latest technology that supports the three R’s of Packaging:  “Reduce”, “Reuse”, “Recycle” and provides a fourth R, “Remove”. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil.

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

B Green products offer an oxo-biodegradable additive using the latest technology that supports the three R's of Packaging:  “Reduce”, “Reuse”, “Recycle” and provides a fourth R, “Remove”. Independent Scientific Testing show that plastics incorporated with an additive called Renatura™ will degrade and then fully biodegrade, without leaving behind harmful residues in the soil. These oxo-biodegradable plastic products are scientifically proven to be non toxic and are FDA compliant, meaning they are safe for food packaging applications and have been awarded approved food film contact 'no migration' status. The additive meets ASTM D 6954 Standard Guide for Exposing and Testing Plastics that Degrade in the Environment by a Combination of Oxidation and Biodegradation, as well as D5338 Standard Test Method for Determining Aerobic Biodegradation of Plastic Materials under Controlled Composting Conditions.

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

The Wrap-N-Save product is a plastic film used for sealing paint trays, paintbrushes, rollers and sprayer in-feed. Its versatile size allows it to fit any size brush, roller or paint tray.

The Ice Pack Sack which is specifically designed to provide a simple, comfortable, and effective method for applying Hot and Cold Therapy.

The Sock Pocket Organizer is a mesh bag that has nine individual pockets with zipper closures.

The Company provides consulting services related to management, organization, short and long term strategic planning, and advice and recommendations regarding corporate financing.

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

The Company plans to market and sell its products through a distribution network and also through the use of telemarketing. B Green Innovations has distribution agreements with reputable distributors that have proven themselves within their territories and industry segments. The main sales areas we will concentrate on will be direct selling to the catalog resellers, appliance manufactures, large retail chains, regional distributors of appliances (suppliers) and the strong internet marketing presence. Catalog resellers and distributors receive discounts for stocking and selling, and such discounts are determined by industry standards. The loss of any of one these catalog resellers and distributors would not have a material adverse effect on the Company or its operations. One distributor represented 16% of sales and another represented 11% of sales.

CUSTOMERS

Our end user customers are consumers that want products that are help provide a solution to minimize waste around the world. For our EcoPod® and VibeAway® products, we primarily sell to wholesale distributors that are recognized in the HVAC, appliance, motors, plumbing, maintenance, electrical, tools and refrigeration industries. For our biodegradable plastic bags, we sell to wholesale distributors, supermarket chain, and other retail sales outlets. For the Sock Pocket and Ice Pack Sack , we sell to catalog resellers and distributors.

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

For the years ended December 31, 2014 and 2013, the Company has not incurred any research and development expenditures.

EMPLOYEES

At December 31, 2014, we had one (1) full-time employee, one (1) part-time employee, and one (1) part-time consultant. Our employees are not covered by labor union contracts or collective bargaining agreements. From time to time, the Company also employs independent contractors to support its operations.

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

WE HAVE A LIMITED OPERATING HISTORY WITH OUR “GREEN PRODUCTS” AND WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES IN THE EARLY STAGE MAY FACE.

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

WE HAVE A HISTORY OF LOSSES AND CASH FLOW SHORTFALLS

The Company has incurred recurring operating losses while cash continues to decrease.  The Company had losses from operations of approximately $114,679 and $63,416 for the years ended December 31, 2014 and 2013, respectively. The Company has been and may, in the future, be dependent upon outside and related party financing to develop and market their products, perform their business development activities, and provide for ongoing working capital requirements. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition, our business, and us.

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

WE CANNOT ACCURATELY FORECAST OUR FUTURE REVENUES AND OPERATING RESULTS, WHICH MAY FLUCTUATE.

Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Our operating results are unpredictable, and we expect them to fluctuate in the future due to a number of factors, including the following:

·   the timing of sales of our products and services, particularly in light of our minimal sales history;

·   the introduction of competitive products by existing or new competitors;

·   reduced demand for any given product;

·   difficulty in obtaining a supply for its products;

·   difficulty in keeping current with changing technologies;

·   unexpected delays in introducing new products, new features and services;

·   the timing of product implementation, particularly large design projects;

·   increased or uneven expenses, whether related to sales and marketing, product development, or administration;

·   deferral of recognition of our revenue in accordance with applicable accounting principles, due to the time required to complete projects;

·   seasonality in the end-of-period buying patterns of foreign and domestic markets;

·   the mix of product license and services revenue; and

·   costs related to possible acquisitions of technology or businesses.

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

We have relied on the private placement of equity securities, convertible debentures and promissory notes to obtain working capital and may continue to do so in the future.  As of December 31, 2014, we have outstanding convertible obligations.  As an example, the deferred compensation of $341,861 (plus accrued interest of $229,840) owing to Mr. Mahoney provides that, at Mr. Mahoney’s option, principal and interest due on the note can be converted into shares of the Company’s Class B Common Stock, which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price of at which the Company had ever issued its Class A Common Stock. However, the Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.  There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations.

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

JEROME MAHONEY THE PRESIDENT AND CEO OF B GREEN INNOVATIONS MAY HAVE CONTROL OVER OUR MANAGEMENT AND DIRECTION.

As of December 31, 2014, Mr. Mahoney owns 762 shares of the Company’s 3% Preferred Stock, 134,410 shares of the Company’s Class B common stock and will have the right to convert $341,861 of deferred compensation, together with accrued but unpaid interest of $229,840, into 571,701 shares of B Green Innovations Class B Common Stock, which Class B Common Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock.  Interest accrues on the outstanding principal balance of the note at prime plus 2% per annum.  There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.   If Mr. Mahoney converts his indebtedness into 571,701 shares of Class B Common Stock, he will have the aggregate voting rights equal to 8,842,439,974 shares of Class A Common Stock and will have control over the management and direction of B Green Innovations, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.

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

Our future success may depend in part on our ability to protect the intellectual property for our technology by obtaining patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Class A common stock, no par value, is quoted on the OTC Pink Marketplace under the symbol "BGNN." The following table shows the high and low closing prices for the periods indicated.

Year	High	Low

2013 – pre reverse split

First Quarter	$0.0004	$0.0002
Second Quarter	$0.0020	$0.0002
Third Quarter	$0.0007	$0.0001
Fourth Quarter	$0.0002	$0.0001
2014 – pre reverse split

First Quarter	$0.0011	$0.0001
Second Quarter	$0.0007	$0.0002
Third Quarter	$0.0003	$0.0002

2014 – Post reverse split

Fourth Quarter	$0.8400	$0.0475

The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

HOLDERS OF COMMON EQUITY.

 As of December 31, 2014, the number of record holders of our common shares was approximately 789.

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

As of December 31, 2014 and 2013, 2663.444 shares were issued and 762.156 shares of Series A 3% Preferred Stock are outstanding. As of December 31, 2014 dividends in arrears amounted to $478,914.

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

On September 9, 2014, pursuant to approval by a majority of voting shares as of August 28, 2014, an Amendment to the Certificate of Incorporation, dated September 4, 2014 was accepted by the State of New Jersey to consolidate all of the Class A Common Stock Shares pursuant to a reverse split in the ratio of one (1) new share for every Ten Thousand (10,000) shares currently held by a stockholder.. The reverse split took effect on September 26, 2014 and the trading symbol of our Class A Common Stock was temporarily changed to “BGNND”. The Amendment provided for the issuance of no fractional shares, but instead, all fractional shares created by the reverse split were rounded up to one whole share. Prior to the reverse split, there were 4,110,242,408 Class A Common Stock shares issued and 3,984,172,925 Class A Common Stock shares outstanding. Additional shares may be issued upon finalization of the roundup of the fractional shares. Following the reverse split, there were 422,395 Class A Common Stock shares outstanding. Additionally, the number of authorized Class A Common Stock was deduced from ten billion (10,000,000,000) no par value shares to five hundred million (500,000,000) no par value shares.

As of December 31, 2014, there are 500,000,000 shares of Class A Common Stock authorized, no par value, and 111,622,395 shares were issued and outstanding.

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

During 2009, the Company issued 115,025 shares of Class B Common Stock as repayment of $115,205 of a promissory note. During 2011 and 2012, the Company repurchased 29,774 and 39,237, respectively, shares of its Class B Common Stock at $1.00 per share which is the same price that it was purchased by the related party. During 2014, the Company converted $148,396 of deferred compensation into 148,396 shares of Class B Common Stock and converted 60,000 shares of Class B common stock into 1,200,000 shares of Class A common stock.

As of December 31, 2014, there are 263,421 shares issued and 134,410 shares outstanding.

CLASS C COMMON STOCK

Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata.

As of December 31, 2014, there are 20,000,000 shares of Class C Common Stock authorized; par value $.01 per share, and no shares were issued or outstanding.

EQUITY SUBSCRIPTIONS

During the year ended December 31, 2014, the Company executed several Equity Subscription Agreements with unrelated parties to provide addition funding for the Company. Pursuant to the terms of the agreements, the Company is required to issue one share of Class A common stock for each dollar invested by the purchasers and the shares will contain a restrictive legend until the shares can be sold pursuant to Rule 144 without any restrictions. As of December 31, 2014, the Company has received subscriptions for 43,179 shares of Class A common stock.

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

The Company did not issue any stock options for the year ended December 31, 2014.

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

(1) As of December 31, 2014, subject to approval by the Board of Directors, up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the Company’s 2005 Stock Incentive Plan (the “Stock Incentive Plan”) and up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the Company’s 2005 Directors' and Officers' Stock Incentive Plan (the “Directors’ and Officers’ Stock Incentive Plan”).  As of December 31, 2014 the Board had previously approved for issuance a total of 5,495,000 Class A Common Stock shares for each the Stock Incentive Plan and the Directors’ and Officers’ Stock Incentive Plan.  All authorized shares have been issued pursuant to each plan with no additional shares remaining.  The Board of Directors must take further action to authorize additional shares of issuance under each plan.

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

The Company had received a going concern opinion from its auditors in 2012.  Its continuation as a going concern is dependent upon obtaining the financing necessary to operate its business. If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business.

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

Results of Operations 2014 Compared to 2013

Total revenues decreased $63,457 (39.5%) for the year ended December 31, 2014 to $97,065 as compared to $160,522 for the year ended December 31, 2013. This decrease is primarily attributed to the lower demand for our core product ”vibe-away” as we fulfill the market demand. The Company continues to evaluate additional products to add to its product line as well as expanding its distribution channels.

Gross profit decreased $62,624 (52.6%) to $56,335 for the year ended December 31, 2014 as compared to $118,959 for the same period in the prior year primarily as a result of the decreased volume. The gross profit percentage was 58.0% for the year ended December 31, 2014 decreased as compared to 74.1% for the year ended December 31, 2013 primarily reflecting the continued pricing pressure in a shrinking market.

Total operating expenses increased to $456,885 for the year ended December 31, 2014 from $423,445 for the previous year, an increase of $33,440 (7.9%). The Company had to adjust prior period accruals for professional services which was offset by reductions in all other categories as a result of the shrinking revenues.

Loss from operations for the year ended December 31, 2014 increased $96,064 (31.5%) to $400,550 as compared to a loss from operations of $304,486 for the year ended December 31, 2013.  The increase in loss from operations was the result of the factors discussed above.

Total other income (expense) was an expense of $484,946 for the year ended December 31, 2014 as compared to an expense of $190,377 for the year ended December 31, 2013. This increase in other expense is primarily attributed to higher settlement expenses on debt conversions offset by lower interest expenses.

The net loss for the year ended December 31, 2014 was $885,496 as compared to net loss of $494,863 for the year ended December 31, 2013.  The increase in net loss was the result of the factors discussed above, primarily in increased settlement, lower revenues and higher operating expenses.

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

During the year ended December 31, 2014, the Company had a net decrease in cash of $1,916.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $114,679 in cash for operating activities for the year ended December 31, 2014 as compared to using $63,416 in the prior year. The decrease in cash provided by operating activities is primarily the result of lower cash from operations offset by increases in accounts payable, accrued expenses and related party accounts.

Cash provided by investing activities. The Company had no investing activities for the years ended December 31, 2014 and 2013.

Cash provided by financing activities. The Company provided $112,763 from the issuance of new debt and the private sale of Equity securities (Subscription Agreements) for the year ended December 31, 2014. The Company provided $24,600 in financing activities for the year ended December 31, 2013 on the issuance of new debt.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

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

Name	Age	Position with B Green Innovations, Inc.	Director since

Jerome R. Mahoney	55	President and Secretary	2004

Jerome R. Mahoney. Mr. Mahoney has served as the Company’s President, Chief Executive Officer and Secretary since August 30, 2006.  Mr. Mahoney formerly served as the Company’s Non-Executive Chairman of the Board.  He had been a director of iVoice from May 21, 1999 until January 5, 2012.  Mr. Mahoney was also the Chairman of the Board of Trey Resources, Inc. and had been a director of Trey Resources from January 1, 2002 until May 2009.  He was also the Non-Executive Chairman of the Board of SpeechSwitch, Inc. and had been a director of SpeechSwitch from August 2004 until January 2008.  He was also the Non-Executive Chairman of the Board of Deep Field Technologies, Inc. through February 13, 2007 and had been a director of Deep Field Technologies from August 2004 through February 2007.  Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, with which iVoice merged on May 21, 1999. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, NJ in 1983.

AUDIT COMMITTEE

The Audit Committee currently consists of Mr. Mahoney. Mr. Mahoney is not an independent member of the Board of Directors and is not deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company's internal controls and the financial reporting process. Independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing or accounting. The Audit Committee had no meetings in 2014. The Board of Directors approved an Audit Committee Charter on March 30, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

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

Compensation of Directors

The Company does not have any outside directors at this time, so the Company has incurred no compensation for 2014.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)		Stock Awards	All other Compensation	Total Compensation

Jerome R. Mahoney(1)
President, Chief Executive	2014	$203,417	(2)	$0	$0	$203,417
Officer and Director	2013	$200,552	(2)	$0	$0	$200,552
	2012	$197,363	(2)	$0	$0	$197,363

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

(2)   $12,000, $8,000 and $24,597 was paid in salary and $191,417, $192,552 and $172,766 were accrued and unpaid for the years ended December 31, 2014, 2013 and 2012, respectively.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable

None	0	0	0	0 / 0

Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2014 and 2013.

EMPLOYMENT CONTRACTS

Jerome R. Mahoney

The Company entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004. Mr. Mahoney will serve as the Company’s Non-Executive Chairman of the Board for a term of five years. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  As consideration, the Company agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. The Company also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by iVoice Technology in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt or shares of our Class B Common Stock at the option of Mr. Mahoney. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. For the year ended December 31, 2014, Mr. Mahoney drew $12,000 of his salary. The remainder of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 23, 2015 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of March 23, 2015, a total of 112,053,244 shares of Class A common stock were outstanding. Each share of Class A common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. Each share of Class B common stock common stock is entitled to 100 votes on matters on which holders of common stock are eligible to vote. Each share of Class C common stock common stock is entitled to 1,000 votes on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 23, 2015 through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Ownership of Common Stock

Name and Position(s)	Title of Class	Common Stock Beneficially Owned		Percentage Ownership (1)

Jerome R. Mahoney,
President and Secretary	Class A Common Stock	10,010,074,293	(2)	98.9%
	Class B Common Stock	798,460	(3)	100.00%
	Class C Common Stock	0		0.00%

All directors and executive	Class A Common Stock	10,010,074,293		98.9%
Officers as a group	Class B Common Stock	798,460		100.00%
	Class C Common Stock	0		0.00%

Meritz & Muenz LLP	Class A Common Stock	2,675,101,664	(4)	96.0%
	Class B Common Stock	214,008	(4)	61.4%

Dolores Swoboda	Class A Common Stock	100,018,000	(5)	89.3%

Neoventive LLC	Class A Common Stock	10,000,000		8.9%

Tangiers Investment Group, LLC	Class A Common Stock	8,639,104	(6)	7.2%

(1) Percentage ownership is based on shares outstanding plus the shares beneficially owned by the named individual or group for the respective security as of March 23, 2015.

(2) Includes 7,085 shares of Class A common stock, 134,410 shares of Class B common stock held and gives effect to the right of Mr. Mahoney pursuant to the promissory note to be executed by the Company in favor of Mr. Mahoney in the amount of $664,050 ($390,107 of deferred compensation and unpaid interest of $273,943) to convert amounts owing under such promissory note to 798,460 shares of Class B Common Stock together with the Class B common stock held, which are convertible into the number of shares of our Class A Common Stock, determined by dividing the number of shares of our Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued  its Class A Common  Stock.  There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.

(3) Includes 134,410 shares held and gives effect to the right of Mr. Mahoney to, at his option, convert the $664,050 promissory note plus accrued interest held by him into Class B Common Stock of the Company at a rate of one dollar per share into 664,050 shares of the Company’s Class B Common Stock.  Such Class B Common Stock is convertible at any time into shares of our Class A Common Stock at a rate equal to 80% of the lowest price that the Company issues shares of Class A Common Stock subsequent to the date of the note. Thus by virtue of Mr. Mahoney's right to convert $664,050 owing under such promissory note into 664,050 shares of the Company’s Class B Common Stock, Mr. Mahoney is deemed to beneficially own such shares for the purpose of computing the percentage of ownership by him, but such shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4) Includes the right of Meritz & Muenz LLP pursuant to various promissory notes executed by the Company in the amount of $214,008 ($195,715 of promissory note and unpaid interest of $18,293) to convert amounts owing under such promissory note to 214,008 shares of Class B Common Stock, which are convertible into the number of shares of our Class A Common Stock, determined by dividing the number of shares of our Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued  its Class A Common  Stock.  There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness. A subsequent amendment limits the conversion to less than 9.9% of the issued and outstanding shares of common stock.

(5) Includes 100,018,000 shares held by Ms. Swoboda, which contains a restrictive legend that prohibits Ms. Swoboda from selling more than 4.99% of the issued and outstanding shares of the company in any one transaction and an irrevocable proxy that appoints Mr. Mahoney to act as proxy in all voting matters.

(6) Includes 430,849 shares held and gives effect of the right of Tangiers Investment Group, at their option, to convert $105,394 of convertible debt into 8,708,255 shares of the Company’s Class A Common Stock at 60% of the lowest trading price of the company’s common stock during the previous 20 trading days.

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

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of December 31, 2014 the outstanding balances were $0, plus accrued interest of $132,174.

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

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. For the year ended December 31, 2014, Mr. Mahoney drew $12,000 of his salary. The remainder of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash.

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. On August 28, 2014, the Company converted $148,396 of deferred compensation into 148,396 shares of Class B Common Stock. On September 15, 2014, the Company received a forgiveness of debt in the amount of $500,000 from Mr. Mahoney. As of December 31, 2014 total deferred compensation due to Mr. Mahoney was $341,861.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2014 and December 31, 2013 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2014	2013

Audit Fees	$-0-	$-0-
Audit - Related Fees	-0-	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$-0-	$-0-

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

ITEM 15. EXHIBITS

(a) List of Documents Filed as Part of this Report

Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

(b)   Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K

Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of iVoice Technology, Inc. (filed as Exhibit 3.1 to iVoice Technology, Inc.’s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.2	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on January 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated January 11, 2008 and incorporated herein by reference.)

3.3	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on March 10, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated March 5, 2008 and incorporated herein by reference.)

3.4	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on August 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated August 11, 2008 and incorporated herein by reference.)

3.5	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on March 6, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference.)

3.6	Amendment to the Certificate of Incorporation filed with the State of New Jersey on July 27, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated July 27, 2009 and incorporated herein by reference.)

3.7	Amendment to the Certificate of Incorporation filed with the State of New Jersey on November 20, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2009 and incorporated herein by reference.)

3.8	Amendment to the Certificate of Incorporation filed with the State of New Jersey on February 16, 2010 (filed with the Commission as Exhibit 3.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

3.9	Amendment to the Certificate of Incorporation filed with the State of New Jersey on November 13, 2012 (filed with the Commission as Exhibit 3.1 on the Form 8-K dated November 13, 2012 and incorporated herein by reference.)

3.10	Amendment to the Certificate of Incorporation filed with the State of New Jersey on September 4, 2014 (filed with the Commission as Exhibit 3.1 on the Form 8-K dated October 2, 2014 and incorporated herein by reference.)

3.11	By-laws of iVoice Technology, Inc. (filed as Exhibit 3.2 to iVoice Technology, Inc.’s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.1	Employment Agreement, dated as of August 1, 2004, between iVoice Technology, Inc. and Jerome Mahoney (initially filed as Exhibit 10.9 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, incorporated herein by reference) and amendment dated September 26, 2006 (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on September 28, 2006, incorporated by reference herein).

10.2	Amendment No. 1 to Employment Agreement, dated April 1, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.3	Amendment No. 2 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to iVoice Technology, Inc.’s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120490, filed on June 24, 2005, and incorporated herein by reference)

10.4	Amendment No. 3 to Employment Agreement, dated July 18, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.26 to iVoice Technology, Inc.’s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference

10.5	Promissory Note from iVoice Technology, Inc. to Jerome Mahoney, dated August 5, 2005 (filed as Exhibit 10.13 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.6	Amendment No. 4 to Employment Agreement, dated September 29, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.33 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.7	Amended Administrative Services Agreement, dated March 5, 2005, between iVoice, Inc. and iVoice Technology, Inc. (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.8	Amendment No. 5 to Employment Agreement, dated September 26, 2006, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated August 31, 2006, and incorporated herein by reference)

10.9	Amendment No. 6 to Employment Agreement, dated November 22, 2006, between iVoice Technology, Inc. and Jerome Mahoney filed herein.

10.10	Convertible Promissory Note, dated March 5, 2008, payable to iVoice Technology, Inc. (filed as Exhibit 10.2 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.11	Amendment No. 7 to Employment Agreement, dated March 9, 2009, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference)

10.12	Agreement and Plan of Merger by and between iVoice Technology, Inc. and B Green Innovations, Inc. dated November 17, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2000 and incorporated herein by reference.)

10.13	Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc. (filed with the Commission as Exhibit 10.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

10.14	Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., (filed with the Commission as Exhibit 10.2 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.).

14	Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.’s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 2006, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

______________________

* Attached herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

B Green Innovations Inc.

Dated: March 30, 2015	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jerome Mahoney	Dated:	March 30, 2015
Jerome Mahoney
President
Chief Executive Officer
Chief Financial Officer
Director

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation of iVoice Technology, Inc. (filed as Exhibit 3.1 to iVoice Technology, Inc.’s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.2	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on January 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated January 11, 2008 and incorporated herein by reference.)

3.3	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on March 10, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated March 5, 2008 and incorporated herein by reference.)

3.4	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on August 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated August 11, 2008 and incorporated herein by reference.)

3.5	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on March 6, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference.)

3.6	Amendment to the Certificate of Incorporation filed with the State of New Jersey on July 27, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated July 27, 2009 and incorporated herein by reference.)

3.7	Amendment to the Certificate of Incorporation filed with the State of New Jersey on November 20, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2009 and incorporated herein by reference.)

3.8	Amendment to the Certificate of Incorporation filed with the State of New Jersey on February 16, 2010 (filed with the Commission as Exhibit 3.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

3.9	Amendment to the Certificate of Incorporation filed with the State of New Jersey on November 13, 2012 (filed with the Commission as Exhibit 3.1 on the Form 8-K dated November 13, 2012 and incorporated herein by reference.)

3.10	Amendment to the Certificate of Incorporation filed with the State of New Jersey on September 4, 2014 (filed with the Commission as Exhibit 3.1 on the Form 8-K dated October 2, 2014 and incorporated herein by reference.)

3.11	By-laws of iVoice Technology, Inc. (filed as Exhibit 3.2 to iVoice Technology, Inc.’s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

10.1	Employment Agreement, dated as of August 1, 2004, between iVoice Technology, Inc. and Jerome Mahoney (initially filed as Exhibit 10.9 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, incorporated herein by reference) and amendment dated September 26, 2006 (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on September 28, 2006, incorporated by reference herein).

10.2	Amendment No. 1 to Employment Agreement, dated April 1, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.3	Amendment No. 2 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to iVoice Technology, Inc.’s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120490, filed on June 24, 2005, and incorporated herein by reference)

10.4	Amendment No. 3 to Employment Agreement, dated July 18, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.26 to iVoice Technology, Inc.’s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference

10.5	Promissory Note from iVoice Technology, Inc. to Jerome Mahoney, dated August 5, 2005 (filed as Exhibit 10.13 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.6	Amendment No. 4 to Employment Agreement, dated September 29, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.33 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.7	Amended Administrative Services Agreement, dated March 5, 2005, between iVoice, Inc. and iVoice Technology, Inc. (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.8	Amendment No. 5 to Employment Agreement, dated September 26, 2006, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated August 31, 2006, and incorporated herein by reference)

10.9	Amendment No. 6 to Employment Agreement, dated November 22, 2006, between iVoice Technology, Inc. and Jerome Mahoney filed herein.

10.10	Convertible Promissory Note, dated March 5, 2008, payable to iVoice Technology, Inc. (filed as Exhibit 10.2 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.11	Amendment No. 7 to Employment Agreement, dated March 9, 2009, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference)

10.12	Agreement and Plan of Merger by and between iVoice Technology, Inc. and B Green Innovations, Inc. dated November 17, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2000 and incorporated herein by reference.)

10.13	Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc. (filed with the Commission as Exhibit 10.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

10.14	Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., (filed with the Commission as Exhibit 10.2 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.).

14	Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.’s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 2006, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

______________________

* Attached herein

B GREEN INNOVATIONS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

B GREEN INNOVATIONS, INC.

FINANCIAL STATEMENTS

F-1

EXPLANATORY NOTE

These Financial Statements are part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and do not contain audited financial statements audited by an independent registered public accounting firm for the fiscal year ended December 31, 2014.

B GREEN INNOVATONS, INC.
BALANCE SHEETS
	DECEMBER 31,
	2014	2013
ASSETS	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$99,407	$101,323
Accounts receivable, net of allowance for doubtful accounts of $8,483	6,172	18,314
Inventories	313	4,532
Prepaid expenses and other current assets	6,047	4,132

Total current assets	111,939	128,301

Property, plant and equipment, net	—	—
Intangible assets	46,160	48,326

Total assets	$158,099	$176,627

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$225,669	$363,861
Due to related parties	571,701	994,489
Promissory note payable	—	43,732
Convertible promissory note payable	309,815	24,600

Total current liabilities	1,107,185	1,426,682

Commitments and Contingencies

Stockholders' equity (deficit):
Series A 3% Preferred Stock	761,922	761,922
Common stock:
Class A Common Stock	2,138,118	1,583,228
Class B Common Stock	1,344	460
Class C Common Stock	—	—
Class A Common Stock Subscription	43,179	—
Additional paid-in capital	10,617,245	10,029,733
Accumulated deficit	(14,510,894)	(13,625,398)

Total stockholders' equity (deficit)	(949,086)	(1,250,055)

Total liabilities and stockholders' equity (deficit)	$158,099	$176,627

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)

Net sales	$97,065	$160,522
Cost of sales	40,730	41,563

Gross profit	56,335	118,959

Operating expenses:
Selling, general and administrative expenses	456,885	423,445
Impairment of assets	—	—
Total operating expenses	456,885	423,445

Loss from operations	(400,550)	(304,486)

Other income (expense):
Interest income	45	191
Amortization of debt discount	(9,375)	—
Interest expense	(51,041)	(64,134)
Gain on reduction of liabilities	—	2,018
Settlement expense	(424,575)	(128,452)
Total other income (expense)	(484,946)	(190,377)

Loss from operations before income taxes	(885,496)	(494,863)

Provision for income taxes	—	—

Net loss	$(885,496)	$(494,863)

Basic and diluted loss per common share	$(0.03)	$(2.96)

Weighted average shares outstanding: Basic	26,634,090	167,044
Diluted	26,634,090	26,634,090

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013 (Unaudited)

	Series A Preferred Stock		Common Stock A		Common Stock B		Additional Paid-In Capital	Common Stock A Equity Subscription	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2013	762.152	$761,922	1,361,164,699	$1,327,107	46,014	$ 460	$ 10,005,633	$ -	$(13,130,535)	$(1,035,413)
Common stock issued for services received	-	-	180,000,000	18,000	-	-	-	-	-	18,000
Common stock issued for conversion of debt	-	-	1,471,708,226	238,121	-	-	24,100	-	-	262,221
Net loss for the year ended December, 31, 2013	-	-	-	-	-	-	-	-	(494,863)	(494,863)
Balance at December 31, 2013	762.152	$761,922	3,012,872,925	$1,583,228	46,014	$ 460	$ 10,029,733	$ -	$(13,625,398)	$ (1,250,055)

Common stock issued for conversion of debt – pre reverse split	-	-	971,300,000	483,890	-	-	-	-	-	483,890
Effect of 1:10,000 reverse stock split	-	-	(3,983,750,530)	-	-	-	-	-	-	-
Common stock issued for compensation	-	-	100,000,000	10,000	-	-	-	-	-	10,000
Common stock issued for conversion of debt	-	-	10,000,000	1,000	-	-	-	-	-	1,000
Common stock issued for conversion of debt	-	-	-	-	148,396	1,484	146,912	-	-	148,396
Exchange of Class B for Class A stock	-	-	1,200,000	60,000	(60,000)	(600)	(59,400)	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	43,179	-	43,179
Officer debt forgiveness	-	-	-	-	-	-	500,000	-	-	500,000
Net loss for the year ended December, 31, 2014	-	-	-	-			-	-	(885,496)	(885,496)
Balance at December 31, 2014	762.152	$761,922	111,622,395	$2,138,118	134,410	$ 1,344	$ 10,617,245	$ 43,179	$(14,510,894)	$ (949,086)

 See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
	DECEMBER 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(885,496)	$(494,863)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization of intangibles	2,166	9,733
Amortization of debt discount	9,375	-
Issuance of common stock for services	-	18,000
Issuance of common stock for compensation	10,000	-
Beneficial interest on conversion of debt	-	24,100
Settlement expense on conversion of debt	424,575	128,453
Gain on extinguishment of debt	-	(2,018)

Changes in certain assets and liabilities:
Decrease in accounts receivable	12,142	11,336
Decrease (increase) in inventories	4,219	(513)
(Increase) decrease in prepaid expenses and other assets	(1,915)	509
Increase in accounts payable and accrued expenses	84,647	13,760
Increase in due to related parties	225,608	228,587
Decrease in deferred maintenance contracts	-	(500)
Net cash (used in) operating activities	(114,679)	(63,416)

Cash flows from financing activities:
Proceeds from Equity subscriptions	43,179	-
Proceeds from new debt	69,584	24,600
Net cash provided by (used in) financing activities	112,763	24,600

Net (decrease) in cash and cash equivalents	(1,916)	(38,816)
Cash and cash equivalents, beginning of year	101,323	140,139

Cash and cash equivalents, end of year	$99,407	$101,323

Supplemental Schedule of Cash Flow Information:
During the year, cash was paid for the following:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2014:

a)	The Company converted an aggregate of $59,315 of promissory notes into approximately 97,130 (971,300,000 pre-reverse split) shares of Class A common stock.

b)	The Company converted $1,000 of promissory notes into 10,000,000 shares of Class A common stock.

c)	The Company converted $148,396 of amounts due to an officer of the company into 148,396 shares of Class B common stock.

d)	The Company issued 1,200,000 shares of Class A common stock upon conversion of 60,000 shares of Class B common stock.

e)	The Company converted $200,788 of unpaid legal fees into Convertible Promissory Notes to an unrelated party.

f)	The Company was notified that the unpaid principal and accrued interest on the January 7, 2013 Promissory Notes was assigned to another unrelated party and concurrent with the assignment, the Company consented to add conversion rights to the new owner.

g)	The Company received a forgiveness of debt for amounts due to an officer of the Company in the amount of $500,000.

For the Year Ended December 31, 2013:

a)	The Company converted $110,000 of unpaid legal fees into a Promissory Note to an unrelated party.

b)	The Company converted $109,668 of accounts payable into approximately 147,171 (1,471,708,226 pre-reverse split) shares of Class A common stock.

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC,

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

On September 9, 2014, pursuant to approval by a majority of voting shares as of August 28, 2014, an Amendment to the Certificate of Incorporation, dated September 4, 2014 was accepted by the State of New Jersey to consolidate all of the Class A Common Stock Shares pursuant to a reverse split in the ratio of One (1) new share for every Ten Thousand (10,000) shares currently held by a stockholder.. The reverse split took effect on September 26, 2014 and the trading symbol of our Class A Common Stock was temporarily changed to “BGNND”. The Amendment provided for the issuance of no fractional shares, but instead, all fractional shares created by the reverse split were rounded up to one whole share. Prior to the reverse split, there were 4,110,242,408 Class A Common Stock shares issued and 3,984,172,925 Class A Common Stock shares outstanding. Following the reverse split, there were 422,395 Class A Common Stock shares issued and outstanding. Additional shares were issued upon finalization of the roundup of the fractional shares. Additionally, the number of authorized Class A Common Stock was deduced from ten billion (10,000,000,000) no par value shares to five hundred million (500,000,000) no par value shares.

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

As of December 31, 2014, the Company had recurring net operating losses and negative cash flow from operations since inception and recurring net losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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

Research and development costs are charged to expense as incurred. The Company has not incurred any research and development costs for the years ended December 31, 2014 and 2013.

f)	Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the years ended December 31, 2014 and 2013, the Company incurred advertising expenses of $0 and $760, respectively.

g)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2014 and 2013. The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of December 31, 2014 the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)        Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2014 and 2013 is adequate.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2014 and 2013 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2014 and 2013.

n)       Earnings (loss) per Share

FASB ASC 260-10 requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the years ending December 31, 2014 and December 31, 2013, do not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

The computation of EPS is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013 (restated)
Basic net income (loss) per share:
Net (loss) attributable to common stockholders	$(885,496)	$(494,863)
Weighted-average common shares outstanding	26,634,090	167,044
Basic net (loss) per share attributable to common stockholders	$(0.03)	$(2.96)
Diluted net income (loss) per share:
Net (loss) attributable to common stockholders	$(885,496)	$(494,863)
Weighted-average common shares outstanding	26,634,090	167,044
Incremental shares attributable to: Series A Preferred Stock and Series B Common Stock	-	-
Total adjusted weighted-average shares	26,634,090	167,044
Diluted net (loss) per share attributable to common stockholders	$(0.03)	$(2.96)

As of December 31, 2014, the Company had common stock equivalents of 11,981,421,877 due on beneficial conversion of related party accounts and convertible debt. As of December 31, 2013, the Company had common stock equivalents of approximately 4,013,728 (40,137,278,750 pre-reverse split) due on beneficial conversion of related party accounts.

o)       Reclassifications/restatements

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the financial position, operations or cash flows for the year ended December 31, 2014.

As the result of the reverse stock split on September 26, 2014, the shares of Class A Common Stock outstanding and the Loss Per Common Share has been restated.

p)       Fair Value of Instruments

The carrying amounts reported in the balance sheets as of December 31, 2014 and December 31, 2013 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the debt approximates its carrying value at the stated discount rate of the debt to reflect recent market conditions.

q)       Impairment of Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.   No impairment losses were recognized for the years ending December 31, 2014 and 2013.

r)       Recent Accounting Pronouncements

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

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2014	December 31, 2013
Machinery and equipment	$40,569	$40,569
Less: Accumulated depreciation	(40,569)	(40,569)
	$—	$—

Depreciation expense was $0 and $7,568 for the years ended December 31, 2014 and 2013, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of patents pending in the amounts of $46,160 and $48,326 for the years ended December 31, 2014 and 2013, respectively. Amortization expense for the years ended December 31, 2014 and 2013 was $2,166 and $2,165, respectively. We assess the carrying value of intangible assets for impairment annually.

NOTE 8 – NOTES PAYABLE

On January 7, 2013, the Company executed a demand promissory note, with a value of $110,000, with an unrelated party to convert unpaid legal fees to a promissory note. The note will bear interest at the rate of prime plus 1.0% per annum, with a default interest rate of prime plus 2%, shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. At various time during 2013 and 2014, the Company was notified that the unpaid principal and accrued interest on this note was assigned to other unrelated parties and concurrent with the assignments, the Company consented to add conversion rights to the new owner. Under the terms of the Securities and Settlement Agreements, the new owners can convert amounts due into shares of Class A Common Stock at a conversion price of $.00005 (subsequently changed to $.50 per the reverse stock split) per shares and the ownership cannot exceed 9.99% at any time. As of December 31, 2014, the holder of the note has fully liquidated the principal balance and accrued interest on this note through the assignments of the note to other unrelated parties.

On May 15, 2013 the Company executed a demand convertible promissory notes, with a value of $110,788, with an unrelated party to convert unpaid legal fees into various promissory notes. The notes will bear interest at the rate of prime plus 1.0% per annum, with a default interest rate of prime plus 2%, shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. Under the terms of these promissory notes, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. During 2014, the holder has assigned $3,948 of this note to other unrelated parties. As of December 31, 2014, the principal balance on this note was $106,840 and accrued interest is $8,240.

On August 14, 2013, the Company executed a demand convertible promissory note, with a value of $6,000, with unrelated party to secure additional funding for the Company’s financing. The note will bear interest at the rate of prime plus 1.0% per annum, with a default interest rate of prime plus 2%, shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts, with an aggregate of $48,269 was advanced by the holder and added to the principal of the note and shall accrue interest from the date of the advance. Under the terms of the promissory note, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. A subsequent amendment limits the conversion to less than 9.9% of the issued and outstanding shares of common stock. As of December 31, 2014, the principal balance on the note was $54,269 and accrued interest is $2,339.

On October 1, 2013 the Company executed a demand convertible promissory notes, with a value of $90,000, with an unrelated party to convert unpaid legal fees into various promissory notes. The notes will bear interest at the rate of prime plus 1.0% per annum, with a default interest rate of prime plus 2%, shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. Under the terms of these promissory notes, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of December 31, 2014, the principal balance on this note was $90,000 and accrued interest is $4,779.

At various times in 2013 and 2014, the Company consented to the assignments of the January 7, 2013 and the May 15, 2013 demand promissory notes, with an aggregate value of $118,000, to other unrelated parties. Additional amounts of $14,915 were advanced to the Company and added to the principal balance of the note. Pursuant to the terms of the various agreements, the new owners can convert amounts due into shares of Class A Common Stock at a conversion price of $.00005 (subsequently changed to $.50 per the reverse stock split) per shares and the ownership cannot exceed 9.99% at any time. During 2013 and 2014, the new owners converted $108,584 of this debt into approximately 10,136,371 (1,363,708,226 pre-reverse split plus 10,000,000 post split) shares of Class A Common Stock. As of December 31, 2014, the new owners still have an unpaid balance of $25,744, representing principal and accrued interest, of this note.

On April 1, 2014, the Company executed an Original Issue Discount Convertible Promissory Note with an unrelated party to secure additional funding for the Company’s financing. The face amount of the note is $37,500 and the purchase price was $25,000. The debt discount of $12,500 is being amortized monthly over the original term of the note. The note is due on March 28, 2015 and shall accrue late fees of 22% per annum on all overdue unpaid principal. After the maturity date, the holder of the note can convert amounts due for unpaid principal and accrued interest into shares of Class A Common Stock at a conversion price of $.00005 (subsequently changed to $.50 per the reverse stock split) per share and their ownership cannot exceed 4.99% at any time. As of December 31, 2014, the principal balance on the note was $37,500 and unamortized debt discount was $3,125.

NOTE 9 - RELATED PARTY TRANSACTIONS

On May 8, 2007, the Company executed a Security Agreement providing Jerome Mahoney, President and Chief Executive Officer of the Company, with a security interest in all of the assets of the Company to secure a promissory note dated August 5, 2005 and all future advances including, but not limited to, additional cash advances: deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to the Company. This security interest expired in 2012, as the UCC Financing Amendment was never filed to continue the security interest of the creditor for the additional period provided by applicable law.

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. For the years ended December 31, 2014 and 2013, Mr. Mahoney drew $12,000 and $8,000, respectively, of his salary and the remainder was accrued to deferred compensation.

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

On August 28, 2014, the Company converted $148,396 of deferred compensation into 148,396 shares of Class B Common Stock. On September 15, 2014, the Company received a forgiveness of debt in the amount of $500,000 from Mr. Mahoney. As of December 31, 2014 and 2013, total deferred compensation due to Mr. Mahoney was $341,861 and $798,840, respectively. In addition, amounts due to Mr. Mahoney for accrued interest is $229,840 as of December 31, 2014.

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

The components of the Company’s deferred taxes at December 31, 2014 and 2013 are as follows:

	2014	2013
Net operating loss carry forwards	$1,433,000	$1,160,000
Deferred compensation	137,000	319,000
Deferred tax asset	1,570,000	1,479,000
Less: valuation allowance	(1,570,000)	(1,479,000)
Deferred tax asset, net	$-0-	$-0-

At December 31, 2014 and 2013, the Company had a federal net operating loss carry forward in the approximate amounts of $3,600,000 and $2,900,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

As of December 31, 2014 and 2013, 2663.444 shares were issued and 762.156 shares of Series A 3% Preferred Stock are outstanding.

As of December 31, 2014 and 2013, the Company had dividends in arrears on the Series A Preferred Stock in the amounts of $478,914 and $455,739, respectively.

b) Class A Common Stock

As of December 31, 2014, there are 500,000,000 shares of Class A Common Stock authorized, no par value, and 111,622,395 shares were issued and outstanding.

On September 9, 2014, pursuant to approval by a majority of voting shares as of August 28, 2014, an Amendment to the Certificate of Incorporation, dated September 4, 2014 was accepted by the State of New Jersey to consolidate all of the Class A Common Stock Shares pursuant to a reverse split in the ratio of One (1) new share for every Ten Thousand (10,000) shares currently held by a stockholder.. The reverse split took effect on September 26, 2014 and the trading symbol of our Class A Common Stock was temporarily changed to “BGNND”. The Amendment provided for the issuance of no fractional shares, but instead, all fractional shares created by the reverse split were rounded up to one whole share. Prior to the reverse split, there were 4,110,242,408 Class A Common Stock shares issued and 3,984,172,925 Class A Common Stock shares outstanding. Additional shares may be issued upon finalization of the roundup of the fractional shares. Following the reverse split, there were 422,395 Class A Common Stock shares outstanding. Additionally, the number of authorized Class A Common Stock was deduced from ten billion (10,000,000,000) no par value shares to five hundred million (500,000,000) no par value shares.

During the year ended December 31, 2013 the Company issued; (a) 180,000,000 (approximately 18,000 post reverse split) shares of Class A common stock with a fair value of $18,000 for services; and (b) 1,471,708,226 (approximately 147,171 post reverse split) shares of Class A common stock with a fair value of $238,121 for conversion of debt valued at $109,668.

During the year ended December 31, 2014 the Company issued; (a) 971,300,000 (approximately 97,130 post reverse split) shares of Class A common stock with a fair value of $483,890 for conversion of debt valued of $59,315; (b) 100,000,000 shares of Class A common stock, bearing a restrictive legend, for compensation with a stated value of $10,000; (c) 10,000,000 shares of Class A common stock with a stated value of $1,000 for conversion of debt; and (d) 1,200,000 shares of Class A common stock with a stated value of $60,000 upon conversion 60,000 shares of Class B common stock.

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

c) Class B Common Stock

As of December 31, 2014, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share and 263,421 shares issued and 134,410 shares outstanding. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. In February 2011, the Board of Directors authorized the Company to buyback up to 115,025 shares of Class B common stock at $1.00 per share. During the year ended December 31, 2012, the Company repurchased 39,237 shares of its Class B Common Stock at $1.00 per share which is the same price that it was purchased by the related party. During the year ended December 31, 2014, the Company converted $148,396 of deferred compensation into 148,396 shares of Class B Common Stock and converted 60,000 shares of Class B common stock into 1,200,000 shares of Class A common stock.

d) Class C Common Stock

As of December 31, 2014, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of December 31, 2014 and 2013, no shares were issued or outstanding.

NOTE 12 – EQUITY SUBSCRIPTIONS

Equity Subscription Agreements

During the year ended December 31, 2014, the Company executed several Equity Subscription Agreements with unrelated parties to provide addition funding for the Company. Pursuant to the terms of the agreements, the Company is required to issue one share of Class A common stock for each dollar invested by the purchasers and the shares will contain a restrictive legend until the shares can be sold pursuant to Rule 144 without any restrictions. As of December 31, 2014, the Company has received subscriptions for 43,179 shares of Class A common stock.

NOTE 13 - STOCK OPTIONS

Stock Option Plans

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company did not issue any stock options under the 2005 Stock Incentive Plan as of December 31, 2014.

NOTE 14 – SUBSEQUENT EVENT

As of March 2, 2015, the Company has received additional Equity Subscriptions for 38,391 shares of Class A common stock and executed an 8% Convertible Redeemable Note for $78,750 from unrelated parties.

On March 16, 2015, the Company executed a $50,000 Convertible Promissory Note with an unrelated party to provide additional funding for the Company’s operations.

On March 16, 2015, the Company consented to the assignment of $55,394 of Conveertible Debt to another unrelated party. Pursuant to the terms of the Assignment Agreement, the new holder can convert amounts due into shares of the Company’s Class A Common Stock at 60% of the lowest trading price during the previous 20 trading days.

On March 19, 2015, the Company issued 430,849 shares of the Company’s Class A Common Stock to an unrelated party for Conversion of debt valued at $5,000.

