Form 10-K/A
period 2014-12-31
B Green Innovations, Inc.
filed 2015-03-31
CIK 1307969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This amendment is being filed to correct disclosures in Item 12 and Note 8 of the Notes to the Financial Statements in respect to the limitation of beneficial ownership of the Company’s Class A Common Stock.

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

Ownership of Common Stock

Name and Position(s)	Title of Class	Common Stock Beneficially Owned		Percentage Ownership (1)

Jerome R. Mahoney,
President and Secretary	Class A Common Stock	10,010,074,293	(2)	98.9%
	Class B Common Stock	798,460	(3)	100.00%
	Class C Common Stock	0		0.00%

All directors and executive	Class A Common Stock	10,010,074,293		98.9%
Officers as a group	Class B Common Stock	798,460		100.00%
	Class C Common Stock	0		0.00%

Neoventive LLC	Class A Common Stock	10,000,000		8.9%

Tangiers Investment Group, LLC	Class A Common Stock	8,639,104	(4)	7.2%

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

(4) Includes 430,849 shares held and gives effect of the right of Tangiers Investment Group, at their option, to convert $105,394 of convertible debt into 8,708,255 shares of the Company’s Class A Common Stock at 60% of the lowest trading price of the company’s common stock during the previous 20 trading days.

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

B Green Innovations Inc.

Dated: March 31, 2015	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jerome Mahoney	Dated:	March 31, 2015
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

On May 15, 2013 the Company executed a demand convertible promissory notes, with a value of $110,788, with an unrelated party to convert unpaid legal fees into various promissory notes. The notes will bear interest at the rate of prime plus 1.0% per annum, with a default interest rate of prime plus 2%, shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. Under the terms of these promissory notes, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The note holder is limited from beneficially owning more than 4.99% of the issued and outstanding shares of the Company’s Class A Common Stock. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. During 2014, the holder has assigned $3,948 of this note to other unrelated parties. As of December 31, 2014, the principal balance on this note was $106,840 and accrued interest is $8,240.

On August 14, 2013, the Company executed a demand convertible promissory note, with a value of $6,000, with unrelated party to secure additional funding for the Company’s financing. The note will bear interest at the rate of prime plus 1.0% per annum, with a default interest rate of prime plus 2%, shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts, with an aggregate of $48,269 was advanced by the holder and added to the principal of the note and shall accrue interest from the date of the advance. Under the terms of the promissory note, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The note holder is limited from beneficially owning more than 4.99% of the issued and outstanding shares of the Company’s Class A Common Stock. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. A subsequent amendment limits the conversion to less than 9.9% of the issued and outstanding shares of common stock. As of December 31, 2014, the principal balance on the note was $54,269 and accrued interest is $2,339.

On October 1, 2013 the Company executed a demand convertible promissory notes, with a value of $90,000, with an unrelated party to convert unpaid legal fees into various promissory notes. The notes will bear interest at the rate of prime plus 1.0% per annum, with a default interest rate of prime plus 2%, shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. Under the terms of these promissory notes, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The note holder is limited from beneficially owning more than 4.99% of the issued and outstanding shares of the Company’s Class A Common Stock. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of December 31, 2014, the principal balance on this note was $90,000 and accrued interest is $4,779.

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

