Form 10-K
period 2015-12-31
B Green Innovations, Inc.
filed 2016-04-14
CIK 1307969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes  ☐  No  ☒

As of April 6, 2016 the Registrant had 229,481,599 shares of Class A common stock outstanding and 134,410 shares of Class B common stock outstanding.

The aggregate market value of the voting Common Stock held by non-affiliates on June 30, 2015 (the last business day of our most recently completed second fiscal quarter) was $76,388 using the closing price on June 30, 2015.

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

The Company plans to market and sell its products through a distribution network and also through the use of telemarketing. B Green Innovations has distribution agreements with reputable distributors that have proven themselves within their territories and industry segments. The main sales areas we will concentrate on will be direct selling to the catalog resellers, appliance manufactures, large retail chains, regional distributors of appliances (suppliers) and the strong internet marketing presence. Catalog resellers and distributors receive discounts for stocking and selling, and such discounts are determined by industry standards. The loss of any of one these catalog resellers and distributors would not have a material adverse effect on the Company or its operations. One distributor represented 17% of sales and another represented 13% of sales.

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

For the years ended December 31, 2015 and 2014, the Company has not incurred any research and development expenditures.

EMPLOYEES

At December 31, 2015, we had one (1) full-time employee, one (1) part-time employee, and one (1) part-time consultant. Our employees are not covered by labor union contracts or collective bargaining agreements. From time to time, the Company also employs independent contractors to support its operations.

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

WE HAVE A HISTORY OF LOSSES AND CASH FLOW SHORTFALLS

The Company has incurred recurring operating losses.  The Company had losses from operations of $151,561 and $114,679 for the years ended December 31, 2015 and 2014, respectively. The Company has been and may, in the future, be dependent upon outside and related party financing to develop and market their products, perform their business development activities, and provide for ongoing working capital requirements. Our inability to obtain sufficient financing would have an immediate material adverse effect on our financial condition, our business, and us.

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

We have relied on the private placement of equity securities, convertible debentures and promissory notes to obtain working capital and may continue to do so in the future.  As of December 31, 2015, we have outstanding convertible obligations.  As an example, the deferred compensation of $534,754 (plus accrued interest of $250,560) owing to Mr. Mahoney provides that, at Mr. Mahoney’s option, principal and interest due on the note can be converted into shares of the Company’s Class B Common Stock, which is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price of at which the Company had ever issued its Class A Common Stock. However, the Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.  There is no limit upon the number of shares that we may be required to issue upon conversion of any of these obligations.

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

JEROME MAHONEY THE PRESIDENT AND CEO OF B GREEN INNOVATIONS MAY HAVE CONTROL OVER OUR MANAGEMENT AND DIRECTION.

As of December 31, 2015, Mr. Mahoney has voting control of 100,000,000 shares of the Company’s Class A common stock, owns 134,410 shares of the Company’s Class B common stock and will have the right to convert $534,754 of deferred compensation, together with accrued but unpaid interest of $250,560, into 785,314 shares of B Green Innovations Class B Common Stock, which Class B Common Stock is convertible into the number of shares of Class A Common Stock determined by dividing the number of shares of Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued its Class A Common Stock.  Interest accrues on the outstanding principal balance of the note at prime plus 2% per annum.  There is no limitation on the number of shares of Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.   If Mr. Mahoney converts his indebtedness into 785,314 shares of Class B Common Stock, he will have the aggregate voting rights equal to 11,596,550,000 shares of Class A Common Stock and will have control over the management and direction of B Green Innovations, including the election of directors, appointment of management and approval of actions requiring the approval of stockholders.

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

Year	High	Low

2014 – pre reverse split

First Quarter	$0.0011	$0.0001
Second Quarter	$0.0007	$0.0002
Third Quarter	$0.0003	$0.0002

2014 – Post reverse split

Fourth Quarter	$0.8400	$0.0475

2015 –Post reverse split

First Quarter	$0.0500	$0.0221
Second Quarter	$0.0224	$0.0015
Third Quarter	$0.0025	$0.0005
Fourth Quarter	$0.0014	$0.0005

The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

HOLDERS OF COMMON EQUITY.

As of December 31, 2015, the number of record holders of our common shares was approximately 790.

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

As of December 31, 2015 and 2014, 2663.444 shares were issued and 762.156 shares of Series A 3% Preferred Stock are outstanding. As of December 31, 2015 dividends in arrears amounted to $502,089.

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

On October 7, 2015, pursuant to the approval, representing the holders of a majority of the aggregate votes of the Class A and Class B Common Stock of B Green Innovations as of October 6, 2015, an Amendment to the Certificate of Incorporation, dated October 6, 2015 was accepted by the State of New Jersey to increase the number of Authorized Class A Common Stock Shares, from 500,000,000 shares, no par value per share, to 10,000,000,000 shares, no par value per share.

As of December 31, 2015, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 184,005,031 shares were issued and outstanding.

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

As of December 31, 2015, there are 263,421 shares issued and 134,410 shares outstanding.

CLASS C COMMON STOCK

Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata.

As of December 31, 2015, there are 20,000,000 shares of Class C Common Stock authorized; par value $.01 per share, and no shares were issued or outstanding.

EQUITY SUBSCRIPTIONS

During the years ended December 31, 2014 and 2015, the Company executed several Equity Subscription Agreements with unrelated parties to provide addition funding for the Company. Pursuant to the terms of the agreements, the Company is required to issue one share of Class A common stock for each dollar invested by the purchasers and the shares will contain a restrictive legend until the shares can be sold pursuant to Rule 144 without any restrictions. As of December 31, 2015, the Company has received subscriptions for 81,570 shares of Class A common stock.

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

The Company did not issue any stock options for the year ended December 31, 2015.

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

(1) As of December 31, 2015, subject to approval by the Board of Directors, up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the Company’s 2005 Stock Incentive Plan (the “Stock Incentive Plan”) and up to twenty percent (20%) of the total issued and outstanding Class A Common Stock are available for future issuance pursuant to the Company’s 2005 Directors' and Officers' Stock Incentive Plan (the “Directors’ and Officers’ Stock Incentive Plan”).  As of December 31, 2015 the Board had previously approved for issuance a total of 5,495,000 Class A Common Stock shares for each the Stock Incentive Plan and the Directors’ and Officers’ Stock Incentive Plan.  All authorized shares have been issued pursuant to each plan with no additional shares remaining.  The Board of Directors must take further action to authorize additional shares of issuance under each plan.

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

Results of Operations 2015 Compared to 2014

Total revenues decreased $32,357 (33.3%) for the year ended December 31, 2015 to $64,708 as compared to $97,065 for the year ended December 31, 2014. This decrease is primarily attributed to the lower demand for our core product ”vibe-away” as we fulfill the market demand. The Company continues to evaluate additional products to add to its product line as well as expanding its distribution channels.

Gross profit decreased $23,447 (41.6%) to $32,888 for the year ended December 31, 2015 as compared to $56,335 for the same period in the prior year primarily as a result of the decreased volume. The gross profit percentage was 50.8% for the year ended December 31, 2015 decreased as compared to 58.0% for the year ended December 31, 2014 primarily reflecting the continued pricing pressure in a shrinking market.

Total operating expenses increased to $496,973 for the year ended December 31, 2015 from $456,885 for the previous year, an increase of $40,088 (8.8%). The Company had to adjust prior period accruals for professional services and wrote off patents no longer being prosecuted. These increases were offset by reductions in all other categories as a result of the shrinking revenues.

Loss from operations for the year ended December 31, 2015 increased $63,535 (15.9%) to $464,085 as compared to a loss from operations of $400,550 for the year ended December 31, 2014.  The increase in loss from operations was the result of the factors discussed above.

Total other income (expense) was an expense of $389,407 for the year ended December 31, 2015 as compared to an expense of $484,946 for the year ended December 31, 2014. This decrease in other expense is primarily attributed to lower settlement expenses on debt conversions primarily offset by higher amortization expense on debt discounts and loss on valuation of derivatives.

The net loss for the year ended December 31, 2015 was $853,492 as compared to net loss of $885,496 for the year ended December 31, 2014.  The decrease in net loss was the result of the factors discussed above, primarily in decreased settlement expenses offset by lower revenues and higher operating expenses.

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

During the year ended December 31, 2015, the Company had a net increase in cash of $35,320.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $151,561 in cash for operating activities for the year ended December 31, 2015 as compared to using $114,679 in the prior year. The increase in cash used by operating activities is primarily the result of lower cash from operations, lower collections, unfavorable timing of inventory purchases offset by increases in accounts payable and accrued expenses.

Cash provided by investing activities. The Company had no investing activities for the years ended December 31, 2015 and 2014.

Cash provided by financing activities. The Company provided $186,881 from the issuance of new debt and the private sale of Equity securities (Subscription Agreements) for the year ended December 31, 2015. The Company provided $112,763 in financing activities for the year ended December 31, 2014 on the issuance of new debt and the private sale of Equity securities (Subscription Agreements).

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

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2015, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

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

Name	Age	Position with B Green Innovations, Inc.	Director since

Jerome R. Mahoney	56	President and Secretary	2004

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

Compensation of Directors

The Company does not have any outside directors at this time, so the Company has incurred no compensation for 2015.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)		Stock Awards	All other Compensation	Total Compensation

Jerome R. Mahoney(1)	2015	$204,893	(2)	$0	$0	$204,893
President, Chief Executive	2014	$203,417	(2)	$0	$0	$203,417
Officer and Director	2013	$200,552	(2)	$0	$0	$200,552

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

(2)   $12,000, $12,000 and $8,000 was paid in salary and $192,893, $191,417 and $192,552 were accrued and unpaid for the years ended December 31, 2015, 2014 and 2013, respectively.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable

None	0	0	0	0 / 0

Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2015 and 2014.

EMPLOYMENT CONTRACTS

Jerome R. Mahoney

The Company entered into a five-year employment agreement with Mr. Mahoney as of August 1, 2004. Mr. Mahoney will serve as the Company’s Non-Executive Chairman of the Board for a term of five years. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  As consideration, the Company agreed to pay Mr. Mahoney the sum of $85,000 the first year with an annual increase based on the Consumer Price Index every year thereafter. The Company also agreed to pay Mr. Mahoney a bonus for each merger or acquisition completed by the Company equal to six percent (6%) of the gross consideration paid or received by iVoice Technology in a merger or acquisition completed by the Company during the term of the agreement. This bonus would be payable in the form of cash, debt or shares of our Class B Common Stock at the option of Mr. Mahoney. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. For the year ended December 31, 2015, Mr. Mahoney drew $12,000 of his salary. The remainder of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of April 6, 2016 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of April 6, 2016, a total of 229,481,599 shares of Class A common stock were outstanding. Each share of Class A common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. Each share of Class B common stock common stock is entitled to 100 votes on matters on which holders of common stock are eligible to vote. Each share of Class C common stock common stock is entitled to 1,000 votes on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of April 6, 2016 through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Ownership of Common Stock

Name and Position(s)	Title of Class	Common Stock Beneficially Owned		Percentage Ownership(1)

Jerome R. Mahoney,	Class A Common Stock	12,055,157,085	(2)	99.1%
President and Secretary	Class B Common Stock	956,412	(3)	100.00%
	Class C Common Stock	0		0.00%

All directors and executive	Class A Common Stock	14,495,677,085		98.6%
Officers as a group	Class B Common Stock	956,412		100.00%
	Class C Common Stock	0		0.00%

Dolores Serafin	Class A Common Stock	22,925 ,211	(4)	9.99%

LG Capital Funding LLC	Class A Common Stock	22,718,678	(5)	9.9%

Tangiers Investment Group, LLC	Class A Common Stock	22,925,211	(6)	9.99%

(1) Percentage ownership is based on shares outstanding plus the shares beneficially owned by the named individual or group for the respective security as of April 6, 2016.

(2) Includes 7,085 shares of Class A common stock beneficially owned by his family, voting control by proxy for 100,000,000 shares of Class A common stock, 134,410 shares of Class B common stock held and gives effect to the right of Mr. Mahoney pursuant to the promissory note to be executed by the Company in favor of Mr. Mahoney in the amount of $822,002 ($566,881 of deferred compensation and unpaid interest of $255,121) to convert amounts owing under such promissory note to 822,002 shares of Class B Common Stock together with the Class B common stock held, which are convertible into the number of shares of our Class A Common Stock, determined by dividing the number of shares of our Class B Common Stock being converted by a 20% discount of the lowest price at which the Company had ever issued  its Class A Common  Stock.  There is no limitation on the number of shares of our Class A Common Stock we may be required to issue to Mr. Mahoney upon the conversion of this indebtedness.

(3) Includes 134,410 shares held and gives effect to the right of Mr. Mahoney to, at his option, convert the $822,002 promissory note plus accrued interest held by him into Class B Common Stock of the Company at a rate of one dollar per share into 822,002 shares of the Company’s Class B Common Stock.  Such Class B Common Stock is convertible at any time into shares of our Class A Common Stock at a rate equal to 80% of the lowest price that the Company issues shares of Class A Common Stock subsequent to the date of the note. Thus by virtue of Mr. Mahoney's right to convert $822,002 owing under such promissory note into 822,002 shares of the Company’s Class B Common Stock, Mr. Mahoney is deemed to beneficially own such shares for the purpose of computing the percentage of ownership by him, but such shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4) Ms Serafin is the owner of 100,018,000 shares of Class A Common Stock, but has assigned voting control by proxy to Mr. Mahoney. Ms. Serafin maintains dispositive control of up to 9.99% of the issued and outstanding shares of the Company’s Class A Common Stock.

(5)   Gives effect to the right of LG Capital Funding LLC, to convert $79,876 owing under various promissory notes into 665,649,250 shares of Class A Common Stock, determined by dividing the amounts due for principal and interest into shares of our Class A Common Stock at a Conversion Price equal to sixty percent (60%) of the lowest closing bid price of the Common Stock during the twenty (20) trading days immediately preceding the Conversion Date. However, LG Capital Funding may not convert the note into shares of Class A Common Stock if such conversion would result in LG Capital Funding beneficially owning in excess of 9.9% of the then issued and outstanding shares of Class A Common Stock.

(6) Gives effect of the right of Tangiers Investment Group, at their option, to convert $58,229 of convertible debt and interest into 485,241,667 shares of the Company’s Class A Common Stock at 60% of the lowest trading price of the company’s common stock during the previous 20 trading days. However, Tangiers Investment Group may not convert the note into shares of Class A Common Stock if such conversion would result in the owners beneficially owning in excess of 9.99% of the then issued and outstanding shares of Class A Common Stock.

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

The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of December 31, 2015 the outstanding balances were $0, plus accrued interest of $132,174.

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

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. For the year ended December 31, 2015, Mr. Mahoney drew $12,000 of his salary. The remainder of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash.

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. On August 28, 2014, the Company converted $148,396 of deferred compensation into 148,396 shares of Class B Common Stock. On September 15, 2014, the Company received a forgiveness of debt in the amount of $500,000 from Mr. Mahoney. As of December 31, 2015 total deferred compensation due to Mr. Mahoney was $534,754.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2015 and December 31, 2014 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2015	2014

Audit Fees	$-0-	$-0-
Audit - Related Fees	-0-	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$-0-	$-0-

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

ITEM 15. EXHIBITS

(a) List of Documents Filed as Part of this Report

Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

(b)   Exhibits.  The following is a list of exhibits filed as part of this Annual Report on Form 10-K

Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation of iVoice Technology, Inc. (filed as Exhibit 3.1 to iVoice Technology, Inc.’s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.2	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on January 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated January 11, 2008 and incorporated herein by reference.)

3.3	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on March 10, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated March 5, 2008 and incorporated herein by reference.)

3.4	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on August 11, 2008 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated August 11, 2008 and incorporated herein by reference.)

3.5	Amendment to the Certificate of Incorporation of iVoice Technology, Inc. filed with the State of New Jersey on March 6, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference.)

3.6	Amendment to the Certificate of Incorporation filed with the State of New Jersey on July 27, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated July 27, 2009 and incorporated herein by reference.)

3.7	Amendment to the Certificate of Incorporation filed with the State of New Jersey on November 20, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2009 and incorporated herein by reference.)

3.8	Amendment to the Certificate of Incorporation filed with the State of New Jersey on February 16, 2010 (filed with the Commission as Exhibit 3.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

3.9	Amendment to the Certificate of Incorporation filed with the State of New Jersey on November 13, 2012 (filed with the Commission as Exhibit 3.1 on the Form 8-K dated November 13, 2012 and incorporated herein by reference.)

3.10	Amendment to the Certificate of Incorporation filed with the State of New Jersey on September 4, 2014 (filed with the Commission as Exhibit 3.1 on the Form 8-K dated October 2, 2014 and incorporated herein by reference.)

3.11	By-laws of iVoice Technology, Inc. (filed as Exhibit 3.2 to iVoice Technology, Inc.’s Amendment No. 1 to Form SB-2 Registration Statement, File No. 333-120490, filed on January 11, 2005, and incorporated herein by reference)

3.12 *	Amendment to the Certificate of Incorporation filed with the State of New Jersey on October 7, 2015.

10.1	Employment Agreement, dated as of August 1, 2004, between iVoice Technology, Inc. and Jerome Mahoney (initially filed as Exhibit 10.9 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, incorporated herein by reference) and amendment dated September 26, 2006 (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on September 28, 2006, incorporated by reference herein).

10.2	Amendment No. 1 to Employment Agreement, dated April 1, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.23 to iVoice Technology, Inc.’s Amendment No. 2 to Form SB-2 Registration Statement, File No. 333-120490, filed on April 7, 2005, and incorporated herein by reference)

10.3	Amendment No. 2 to Employment Agreement, dated June 15, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.24 to iVoice Technology, Inc.’s Amendment No. 3 to Form SB-2 Registration Statement, File No. 333-120490, filed on June 24, 2005, and incorporated herein by reference)

10.4	Amendment No. 3 to Employment Agreement, dated July 18, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.26 to iVoice Technology, Inc.’s Amendment No. 4 to Form SB-2 Registration Statement, File No. 333-120490, filed on July 28, 2005, and incorporated herein by reference

10.5	Promissory Note from iVoice Technology, Inc. to Jerome Mahoney, dated August 5, 2005 (filed as Exhibit 10.13 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.6	Amendment No. 4 to Employment Agreement, dated September 29, 2005, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.33 to iVoice Technology, Inc.’s Form SB-2 Registration Statement, filed on October 3, 2005, and incorporated herein by reference)

10.7	Amended Administrative Services Agreement, dated March 5, 2005, between iVoice, Inc. and iVoice Technology, Inc. (filed as Exhibit 10.1 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.8	Amendment No. 5 to Employment Agreement, dated September 26, 2006, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated August 31, 2006, and incorporated herein by reference)

10.9	Amendment No. 6 to Employment Agreement, dated November 22, 2006, between iVoice Technology, Inc. and Jerome Mahoney filed herein.

10.10	Convertible Promissory Note, dated March 5, 2008, payable to iVoice Technology, Inc. (filed as Exhibit 10.2 to iVoice Technology, Inc.’s Form 8-K, filed on March 14, 2008, and incorporated herein by reference)

10.11	Amendment No. 7 to Employment Agreement, dated March 9, 2009, between iVoice Technology, Inc. and Jerome Mahoney (filed as Exhibit 10.1 on the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference)

10.12	Agreement and Plan of Merger by and between iVoice Technology, Inc. and B Green Innovations, Inc. dated November 17, 2009 (filed with the Commission as Exhibit 3.1 on a Current Report on Form 8-K dated November 17, 2000 and incorporated herein by reference.)

10.13	Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc. (filed with the Commission as Exhibit 10.1 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.)

10.14	Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., (filed with the Commission as Exhibit 10.2 on the Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference.).

14	Code of Ethics (filed as Exhibit 14 to iVoice Technology, Inc.’s Form 10-KSB for the year ended December 31, 2005, filed on April 4, 2006, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

______________________

* Attached herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

B Green Innovations, Inc.

Date: April 14, 2016	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

B Green Innovations, Inc.

Date: April 14, 2016	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, Chief Executive Officer, Chief Financial Officer, Director

B GREEN INNOVATIONS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

F-1

B GREEN INNOVATIONS, INC.

FINANCIAL STATEMENTS

EXPLANATORY NOTE

These Financial Statements are part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and do not contain audited financial statements audited by an independent registered public accounting firm for the fiscal year ended December 31, 2015.

B GREEN INNOVATONS, INC.
BALANCE SHEETS
DECEMBER 31,
	2015	2014
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,727	$99,407
Accounts receivable, net of allowance for doubtful accounts of $8,483	2,538	6,172
Inventories	6,733	313
Prepaid expenses and other current assets	3,290	6,047

Total current assets	147,288	111,939

Property, plant and equipment, net	—	—
Intangible assets	28,543	46,160

Total assets	$175,831	$158,099

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$356,115	$225,669
Due to related parties	785,314	571,701
Derivative liability	161,418	—
Convertible promissory note payable, net of debt discount	330,176	309,815
Total current liabilities	1,633,023	1,107,185
Long Term liabilities:
Derivative liability on long term debt	124,647	—
Convertible promissory note payable, net of unamortized debt discount	21,771	—
Total liabilities	1,779,441	1,107,185

Commitments and Contingencies

Stockholders' equity (deficit):
Series A 3% Preferred Stock	761,922	761,922
Common stock:
Class A Common Stock	2,298,695	2,138,118
Class B Common Stock	1,344	1,344
Class C Common Stock	—	—
Class A Common Stock Subscription	81,570	43,179
Additional paid-in capital	10,617,245	10,617,245
Accumulated deficit	(15,364,386)	(14,510,894)

Total stockholders' equity (deficit)	(1,603,610)	(949,086)

Total liabilities and stockholders' equity (deficit)	$175,831	$158,099

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)

Net sales	$64,708	$97,065
Cost of sales	31,820	40,730

Gross profit	32,888	56,335

Operating expenses:
Selling, general and administrative expenses	481,522	456,885
Impairment of assets	15,451	—
Total operating expenses	496,973	456,885

Loss from operations	(464,085)	(400,550)

Other income (expense):
Interest income	68	45
Amortization of debt discount	(100,886)	(9,375)
Interest expense	(49,191)	(51,041)
Loss on valuation of derivatives	(139,815)	—
Settlement expense	(99,583)	(424,575)
Total other income (expense)	(389,407)	(484,946)

Loss from operations before income taxes	(853,492)	(885,496)

Provision for income taxes	—	—

Net loss	$(853,492)	$(885,496)

Basic and diluted loss per common share	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic	146,542,491	26,634,090
Diluted	146,542,491	26,634,090

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014 (Unaudited)
	Series A Preferred Stock		Common Stock A		Common Stock B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Common Stock A Equity Subscription	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2014	762.152	$761,922	3,012,872,925	$1,583,228	46,014	$460	$10,029,733	$—	$(13,625,398)	$(1,250,055)

Common stock issued for conversion of debt – pre reverse split	—	—	971,300,000	483,890	—	—	—	—	—	483,890
Effect of 1:10,000 reverse stock split	—	—	(3,983,750,530)	—	—	—	—	—	—	—
Common stock issued for compensation	—	—	100,000,000	10,000	—	—	—	—	—	10,000
Common stock issued for conversion of debt	—	—	10,000,000	1,000	—	—	—	—	—	1,000
Common stock issued for conversion of debt	—	—	—	—	148,396	1,484	146,912	—	—	148,396
Exchange of Class B for Class A stock	—	—	1,200,000	60,000	(60,000)	(600)	(59,400)	—	—	—
Equity subscriptions	—	—	—	—	—	—	—	43,179	—	43,179
Officer debt forgiveness	—	—	—	—	—	—	500,000	—	—	500,000
Net loss for the year ended December, 31, 2014	—	—	—	—			—	—	(885,496)	(885,496)
Balance at December 31, 2014	762.152	$761,922	111,622,395	$2,138,118	134,410	$1,344	$10,617,245	$43,179	$(14,510,894)	$(949,086)

Common stock issued for conversion of debt	—	—	72,382,636	160,577	—	—	—	—	—	160,577
Equity subscriptions	—	—	—	—	—	—	—	38,391	—	43,179
Net loss for the year ended December, 31, 2015	—	—	—	—	—	—	—	—	(853,492)	(853,492)
Balance at December 31, 2015	762.152	$761,922	184,005,031	$2,298,695	134,410	$1,344	$10,617,245	$81,570	$(15,364,386)	$(1,603,610)

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(853,492)	$(885,496)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization of intangibles	2,166	2,166
Impairment of intangible assets	15,451	—
Amortization of debt discount	100,886	9,375
Issuance of common stock for compensation	—	10,000
Settlement expense on conversion of debt	99,583	424,575
Loss on valuation of derivatives	139,815	—

Changes in certain assets and liabilities:
Decrease in accounts receivable	3,634	12,142
(Increase) decrease in inventories	(6,420)	4,219
Decrease (increase) in prepaid expenses	2,757	(1,915)
Increase in accounts payable and accrued expenses	130,446	84,647
Increase in due to related parties	213,613	225,608
Net cash (used in) operating activities	(151,561) 2)	(114,679)

Cash flows from financing activities:
Proceeds from Equity subscriptions	38,391	43,179
Proceeds from new debt	148,490	69,584
Net cash provided by financing activities	186,881	112,763

Net increase (decrease) in cash and cash equivalents	35,320	(1,916)
Cash and cash equivalents, beginning of year	99,407	101,323

Cash and cash equivalents, end of year	$134,727	$99,407

Supplemental Schedule of Cash Flow Information:
During the year, cash was paid for the following:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2015:

a)	The Company was notified that a portion of the principal and accrued interest on the May 15, 2013 Promissory Notes was assigned to another unrelated party and concurrent with the assignment, the Company consented to add conversion rights to the new owner.

b)	The Company converted an aggregate of $60,994 of convertible debt into 72,382,636 shares of Class A common stock.

For the Year Ended December 31, 2014:

a)	The Company converted an aggregate of $59,315 of promissory notes into approximately 97,130 (971,300,000 pre-reverse split) shares of Class A common stock.

b)	The Company converted $1,000 of promissory notes into 10,000,000 shares of Class A common stock.

c)	The Company converted $148,396 of amounts due to an officer of the company into 148,396 shares of Class B common stock.

d)	The Company issued 1,200,000 shares of Class A common stock upon conversion of 60,000 shares of Class B common stock.

e)	The Company converted $200,788 of unpaid legal fees into Convertible Promissory Notes to an unrelated party.

f)	The Company was notified that the unpaid principal and accrued interest on the January 7, 2013 Promissory Notes was assigned to another unrelated party and concurrent with the assignment, the Company consented to add conversion rights to the new owner.

g)	The Company received a forgiveness of debt for amounts due to an officer of the Company in the amount of $500,000.

See accompanying notes to the financial statements

B GREEN INNOVATIONS, INC,

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

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

On October 7, 2015, pursuant to the approval, representing the holders of a majority of the aggregate votes of the Class A and Class B Common Stock of B Green Innovations as of October 6, 2015, an Amendment to the Certificate of Incorporation, dated October 6, 2015 was accepted by the State of New Jersey to increase the number of Authorized Class A Common Stock Shares, from 500,000,000 shares, no par value per share, to 10,000,000,000 shares, no par value per share.

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

As of December 31, 2015, the Company had recurring net operating losses and negative cash flow from operations since inception and recurring net losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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

Research and development costs are charged to expense as incurred. The Company has not incurred any research and development costs for the years ended December 31, 2015 and 2014.

f)	Advertising Costs

Advertising costs are expensed as incurred and included in selling expenses. For the years ended December 31, 2015 and 2014, the Company incurred no advertising expenses.

g)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2015 and 2014. The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of December 31, 2015 the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)	Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2015 and 2014 is adequate.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2015 and 2014 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2015 and 2014.

n)	Earnings (loss) per Share

FASB ASC 260-10 requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the years ending December 31, 2015 and December 31, 2014, do not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

The computation of EPS is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Basic net income (loss) per share:
Net (loss) attributable to common stockholders	$(853,492)	$(885,496)
Weighted-average common shares outstanding	146,542,491	26,634,090
Basic net (loss) per share attributable to common Stockholders	$(0.01)	$(0.03)
Diluted net income (loss) per share:
Net (loss) attributable to common stockholders	$(853,492)	$(885,496)
Weighted-average common shares outstanding	146,542,491	26,634,090
Incremental shares attributable to: Series A Preferred Stock and Series B Common Stock	—	—
Total adjusted weighted-average shares	146,542,491	26,634,090
Diluted net (loss) per share attributable to common Stockholders	$(0.01)	$(0.03)

As of December 31, 2015, the Company had common stock equivalents of 15,176,861,620 due on beneficial conversion of related party accounts and convertible debt. As of December 31, 2014, the Company had common stock equivalents of approximately 11,981,421,877 due on beneficial conversion of related party accounts.

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

The carrying amounts reported in the balance sheets as of December 31, 2015 and December 31, 2014 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the debt approximates its carrying value at the stated discount rate of the debt to reflect recent market conditions.

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

On January 5, 2011, the Company converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057.664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note. For the year ended December 31, 2011 the Company recorded income of $161,500 which was included in other income in the statement of operations reported at that time.

In December 2011, iVoice paid the Company $127,956 in complete and full satisfaction of the Note Receivable and accrued interest in the amount $158,868. The difference of $30,912 was forgiven by the Company, and charged to Additional Paid-In Capital in the balance sheet at December 31, 2011.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2015	December 31, 2014
Machinery and equipment	$40,569	$40,569
Less: Accumulated depreciation	(40,569)	(40,569)
	$—	$—

Depreciation expense was $0 for the years ended December 31, 2015 and 2014.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of patents awarded in the amounts of $28,543 and $46,160 for the years ended December 31, 2015 and 2014, respectively. Amortization expense for the years ended December 31, 2015 and 2014 was $2,166. We assess the carrying value of intangible assets for impairment annually. For the year ended December 31, 2015, the Company impaired the Intangible assets by $15,451 when it was determined that the Company would no longer prosecute the unawarded patents in its portfolio. No impairment losses were recognized for the year ending December 31, 2014.

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

On May 15, 2013 the Company executed a demand convertible promissory notes, with a value of $110,788, with an unrelated party to convert unpaid legal fees into various promissory notes. The notes will bear interest at the rate of prime plus 1.0% per annum, with a default interest rate of prime plus 2%, shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. Under the terms of these promissory notes, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The note holder is limited from beneficially owning more than 4.99% of the issued and outstanding shares of the Company’s Class A Common Stock. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. During 2014, the holder has assigned $3,948 of this note to other unrelated parties. During 2015, the holder has assigned $60,994 of this note to other unrelated parties. As of December 31, 2015, the principal balance on this note was $45,846 and accrued interest is $11,436.

On August 14, 2013, the Company executed a demand convertible promissory note, with a value of $6,000, with unrelated party to secure additional funding for the Company’s financing. The note will bear interest at the rate of prime plus 1.0% per annum, with a default interest rate of prime plus 2%, shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts, with an aggregate of $50,509 was advanced by the holder and added to the principal of the note and shall accrue interest from the date of the advance. Under the terms of the promissory note, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The note holder is limited from beneficially owning more than 4.99% of the issued and outstanding shares of the Company’s Class A Common Stock. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of December 31, 2015, the principal balance on the note was $56,509 and accrued interest is $5,108.

On October 1, 2013 the Company executed a demand convertible promissory notes, with a value of $90,000, with an unrelated party to convert unpaid legal fees into various promissory notes. The notes will bear interest at the rate of prime plus 1.0% per annum, with a default interest rate of prime plus 2%, shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. Under the terms of these promissory notes, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The note holder is limited from beneficially owning more than 4.99% of the issued and outstanding shares of the Company’s Class A Common Stock. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of December 31, 2015, the principal balance on this note was $90,000 and accrued interest is $9,301.

At various times in 2013 and 2014, the Company consented to the assignments of the January 7, 2013 and the May 15, 2013 demand promissory notes, with an aggregate value of $118,000, to other unrelated parties. Additional amounts of $14,915 were advanced to the Company and added to the principal balance of the note. Pursuant to the terms of the various agreements, the new owners can convert amounts due into shares of Class A Common Stock at a conversion price of $.00005 (subsequently changed to $.50 per the reverse stock split) per shares and the ownership cannot exceed 9.99% at any time. During 2013 and 2014, the new owners converted $108,584 of this debt into approximately 10,136,371 (1,363,708,226 pre-reverse split plus 10,000,000 post split) shares of Class A Common Stock. As of December 31, 2015, the new owners still have an unpaid balance of $27,027, representing principal and accrued interest, of this note.

On April 1, 2014, the Company executed an Original Issue Discount Convertible Promissory Note with an unrelated party to secure additional funding for the Company’s financing. The face amount of the note is $37,500 and the purchase price was $25,000. The debt discount of $12,500 is being amortized monthly over the original term of the note. The note is due on March 28, 2015 and shall accrue late fees of 22% per annum on all overdue unpaid principal. After the maturity date, the holder of the note can convert amounts due for unpaid principal and accrued interest into shares of Class A Common Stock at a conversion price of $.00005 (subsequently changed to $.50 per the reverse stock split) per share and their ownership cannot exceed 4.99% at any time. As of December 31, 2015, the principal balance on the note was $37,500, accrued interest was $6,284 and unamortized debt discount was $0.

On January 15, 2015, the Company issued an 8% Convertible Redeemable Note to LG Capital Funding. Amounts due under this note are due on or before January 13, 2016. LG Capital Funding has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to sixty percent (60%) of the lowest closing bid price of the Common Stock during the twenty (20) trading days immediately preceding the Conversion Date. LG Capital Funding may not convert the note into shares of Class A Common Stock if such conversion would result in LG Capital Funding beneficially owning in excess of 9.9% of the then issued and outstanding shares of Class A Common Stock. As of December 31, 2015, the outstanding balance on this note was $78,750 and accrued interest was $6,041.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the LG Capital Funding note met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.00%; expected dividend yield: 0%: expected life: 1 years; and volatility: 332.49%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the conversion options as a liability of $128,588, recorded a debt discount of $78,750, and charged Other Expense - Loss on Valuation of Derivative for $49,838. For the year ended December 31, 2015, the Company recorded an additional Loss on Valuation of Derivative in the amount of $2,885 on the fluctuation in the current market prices.

On March 16, 2015, the Company consented to the assignments of a portion of the May 15, 2013 demand promissory notes (see above), with an aggregate value of $55,394, to Tangiers Investment Group. Pursuant to the terms of the agreement, the new owners can convert amounts due into shares of Class A Common Stock at a Conversion Price equal to sixty percent (60%) of the lowest trading price of the Common Stock during the twenty (20) trading days immediately preceding the Conversion Date and the ownership cannot exceed 9.99% at any time. During 2015, the new owners converted an aggregate of $55,394 of this debt into 55,582,636 shares of Class A Common Stock. As of December 31, 2015, the new owners have fully liquidated the principal balance of this agreement.

On March 19, 2015, the Company issued a 10% Convertible Promissory Note to Tangiers Investment Group. Amounts due under this note are due on or before March 18, 2017. Tangiers Investment Group has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to sixty percent (60%) of the lowest trading price of the Common Stock during the twenty (20) trading days immediately preceding the Conversion Date. Tangiers Investment Group may not convert the note into shares of Class A Common Stock if such conversion would result in the owners beneficially owning in excess of 9.99% of the then issued and outstanding shares of Class A Common Stock. As of December 31, 2015, the outstanding balance on this note was $55,000 and accrued interest was $4,325.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Tangiers Investment Group notes met the criteria of an embedded derivative, and therefore the conversion feature of these debentures needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.00%; expected dividend yield: 0%: expected life: 2 years; and volatility: 308.61%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the aggregate conversion options as a liability of $234,143, recorded a debt discount of $110,394, and charged Other Expense - Loss on Valuation of Derivative for $123,749. For the year ended December 31, 2015, the Company recovered $55,394 of debt discount on the conversion and recorded a net Gain on Valuation of Derivative in the amount of $54,102 on the recovery and fluctuation in the current market prices.

On December 15, 2015, the Company issued a 10% Convertible Note to JSJ Investments Inc. Amounts due under this note are due on or before December 15, 2016. JSJ Investments Inc. has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to 46% discount to the lowest trading price during the twenty (20) trading days to the date of Conversion. JSJ Investments Inc. may not convert the note into shares of Class A Common Stock if such conversion would result in the owners beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. As of December 31, 2015, the outstanding balance on this note was $12,500 and accrued interest was $55.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the JSJ Investments Inc. note met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.00%; expected dividend yield: 0%: expected life: 1 years; and volatility: 197.44%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the conversion options as a liability of $26,464, recorded a debt discount of $12,500, and charged Other Expense - Loss on Valuation of Derivative for $13,964. For the year ended December 31, 2015, the Company recorded an additional Loss on Valuation of Derivative in the amount of $3,481 on the fluctuation in the current market prices.

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

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. For the years ended December 31, 2015 and 2014, Mr. Mahoney drew $12,000 of his salary and the remainder was accrued to deferred compensation.

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

On August 28, 2014, the Company converted $148,396 of deferred compensation into 148,396 shares of Class B Common Stock. On September 15, 2014, the Company received a forgiveness of debt in the amount of $500,000 from Mr. Mahoney. As of December 31, 2015 and 2014, total deferred compensation due to Mr. Mahoney was $534,754 and $341,861, respectively. In addition, amounts due to Mr. Mahoney for accrued interest is $250,560 as of December 31, 2015.

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

The components of the Company’s deferred taxes at December 31, 2015 and 2014 are as follows:

	2015	2014
Net operating loss carry forwards	$1,601,000	$1,433,000
Deferred compensation	214,000	137,000
Deferred tax asset	1,815,000	1,570,000
Less: valuation allowance	(1,815,000)	(1,570,000)
Deferred tax asset, net	$-0-	$-0-

At December 31, 2015 and 2014, the Company had a federal net operating loss carry forward in the approximate amounts of $4,000,000 and $3,600,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

As of December 31, 2015 and 2014, 2663.444 shares were issued and 762.156 shares of Series A 3% Preferred Stock are outstanding.

As of December 31, 2015 and 2014, the Company had dividends in arrears on the Series A Preferred Stock in the amounts of $502,089 and $478,914, respectively.

b) Class A Common Stock

As of December 31, 2015, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 184,005,031 shares were issued and outstanding.

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

On October 7, 2015, pursuant to the approval, representing the holders of a majority of the aggregate votes of the Class A and Class B Common Stock of B Green Innovations as of October 6, 2015, an Amendment to the Certificate of Incorporation, dated October 6, 2015 was accepted by the State of New Jersey to increase the number of Authorized Class A Common Stock Shares, from 500,000,000 shares, no par value per share, to 10,000,000,000 shares, no par value per share.

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

During the year ended December 31, 2015 the Company issued an aggregate of 72,382,636 shares of Class A common stock with a fair value of $160,578 for conversion of debt valued of $60,994.

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

c) Class B Common Stock

As of December 31, 2015, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share and 263,421 shares issued and 134,410 shares outstanding. Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. In February 2011, the Board of Directors authorized the Company to buyback up to 115,025 shares of Class B common stock at $1.00 per share. During the year ended December 31, 2012, the Company repurchased 39,237 shares of its Class B Common Stock at $1.00 per share which is the same price that it was purchased by the related party. During the year ended December 31, 2014, the Company converted $148,396 of deferred compensation into 148,396 shares of Class B Common Stock and converted 60,000 shares of Class B common stock into 1,200,000 shares of Class A common stock.

d) Class C Common Stock

As of December 31, 2015, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share. Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of December 31, 2015 and 2014, no shares were issued or outstanding.

NOTE 12 – EQUITY SUBSCRIPTIONS

Equity Subscription Agreements

During the years ended December 31, 2014 and 2015, the Company executed several Equity Subscription Agreements with unrelated parties to provide addition funding for the Company. Pursuant to the terms of the agreements, the Company is required to issue one share of Class A common stock for each dollar invested by the purchasers and the shares will contain a restrictive legend until the shares can be sold pursuant to Rule 144 without any restrictions. As of December 31, 2015, the Company has received subscriptions for 81,570 shares of Class A common stock.

NOTE 13 - STOCK OPTIONS

Stock Option Plans

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel. Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees. The Company did not issue any stock options under the 2005 Stock Incentive Plan as of December 31, 2015.

NOTE 14 – SUBSEQUENT EVENT

During the first three months of 2016, the Company issued an aggregate of 45,476,599 shares of Class A common stock with a fair value of $13,046 for conversion of debt valued of $7,933.

