Form 10-Q
period 2016-03-31
B Green Innovations, Inc.
filed 2016-05-16
CIK 1307969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 336,354,321 shares of Class A Common stock, no par value per share, and 134,410 shares of Class B common, par value of $.01 per share, as of May 9, 2015.

1

B GREEN INNOVATIONS, INC

EXPLANATORY NOTE

These Financial Statements are part of the Quarterly Report on Form 10-Q for the three months ended March 31, 2016 and do not contain financial statements reviewed or audited by an independent registered public accounting firm for the three months ended March 31, 2016 or the fiscal year ended December 31, 2015.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

B GREEN INNOVATIONS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS	March 31,	December 31,
	2016	2015
Current assets:
Cash and cash equivalents	$101,819	$134,727
Accounts receivable	1,427	2,538
Inventories	9,715	6,733
Prepaid expenses and other current assets	2,283	3,290
Total current assets	115,244	147,288

Property, plant and equipment, net	—	—
Intangible assets, net of accumulated amortization	28,002	28,543
Total assets	$143,246	$175,831

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$372,471	$356,115
Due to related party	840,536	785,314
Convertible notes payable, net of unamortized debt discount of $35,208 and $15,260	357,050	161,418
Derivative liabilities	356,288	330,176
Total current liabilities	1,926,345	1,633,023

Long term convertible notes payable, net of unamortized debt discount of $0 and $30,229	—	124,647
Long term derivative liabilities	—	21,771
Total liabilities	1,926,345	1,779,441

Stockholders' equity (deficit):
Series A 3% Preferred Stock	761,922	761,922
Common stock:
Class A Common Stock	2,319,669	2,298,695
Class B Common Stock	1,344	1,344
Class C Common Stock	—	—
Class A Common Stock Subscriptions	81,570	81,570
Additional paid-in capital	10,617,245	10,617,245
Accumulated deficit	(15,564,849)	(15,364,386)
Total stockholders' equity (deficit)	(1,783,099)	(1,603,610)
Total liabilities and stockholders' equity (deficit)	$143,246	$175,831

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended
	March 31, 2016	March 31, 2015
Net sales	$12,576	$20,222

Cost of sales	6,336	10,972

Gross profit	6,240	9,250

Operating expenses:
General and administrative expenses	93,126	134,967
Impairment of assets	—	—
Total operating expenses	93,126	134,967

Loss from operations	(86,886)	(125,717)

Other income (expense):
Interest	12	16
Amortization of debt discount	(4,341)	(21,831)
Interest expense	(17,855)	(8,777)
Loss on valuation of derivatives	(79,925)	(118,497)
Settlement expense	(11,468)	(7,020)
Total other income (expense)	(113,577)	(156,109)

Loss from operations before provision for income taxes	(200,463)	(281,826)

Provision for income taxes	—	—
Net loss	$(200,463)	$(281,826)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	194,190,407	111,684,629

See accompanying notes to condensed financial statements

B GREEN INNOVATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(200,463)	$(281,826)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangibles	541	541
Amortization of debt discounts	4,341	21,831
Settlement expense	11,468	7,020
Loss on valuation of derivative liabilities	79,925	118,497

Changes in assets and liabilities:
Decrease in accounts receivable	1,111	2,425
(Increase) in inventories	(2,982)	(8,260)
Decrease in prepaid expenses	1,007	2,337
Increase in accounts payable and accrued liabilities	16,922	27,086
Increase in amounts due to related parties	55,222	52,389
Net cash (used in) operating activities	(32,908)	(57,960)

Cash flows from financing activities:
Proceeds from common stock subscriptions	—	38,391
Proceeds from new debt issued	—	133,750
Net cash (used in) financing activities	—	172,141

Net increase (decrease) in cash and cash equivalents	(32,908)	114,181
Cash and cash equivalents at beginning of period	134,727	99,407
Cash and cash equivalents at end of period	$101,819	$213,588

During the period, cash was paid for the following:
Taxes paid	$—	$—
Interest paid	$—	$—

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Schedule of Non-Cash Financing Activities:

For the Three months Ended March 31, 2016:

a)	The Company issued an aggregate of 55,337,318 shares of Class A Common Stock upon the conversion of $9,506 of debt owed to various debtors of the Company pursuant to various Assignment of Debt Agreements and Convertible Promissory Notes. The market value of the shares was $20,974. The difference between the market value and the debt reduction of $11,468 was charged to settlement expense.

For the Three months Ended March 31, 2015:

b)	The Company was notified that a portion of the principal and accrued interest on the May 15, 2013 Promissory Notes was assigned to another unrelated party and concurrent with the assignment, the Company consented to add conversion rights to the new owner.

c)	The Company issued 430,849 shares of Class A Common Stock upon the conversion of $5,000 of debt owed to a debtor of the Company pursuant to an Assignment of Debt Agreement. The market value of the shares was $12,020. The difference between the market value and the debt reduction of $7,020 was charged to settlement expense.

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016 and 2015

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

As of March 31, 2016, the Company had a net operating loss and negative working capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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

Note 4 Summary of Significant Accounting Policies

a)    Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2015 financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

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

e)    Research and Development Costs

Research and development costs are charged to expense when incurred. The Company has not incurred any research and development costs for the three months ended March 31, 2016 and 2015.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. The Company has not incurred any advertising costs for the three months ended March 31, 2016 and 2015.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2016 and December 31, 2015. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

h)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of March 31, 2016 the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)    Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of March 31, 2016 and December 31, 2015 is adequate.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the three months ended March 31, 2016 and 2015, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March 31, 2016 and December 31, 2015.

m)     Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of March 31, 2016 and December 31, 2015 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the debt approximates its carrying value at the stated discount rate of the debt to reflect recent market conditions.

n)     Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment losses were recognized for the three months ended March 31, 2016 and 2015.

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

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. The computation of diluted loss per share for the three months ended March 31, 2016 and 2015 does not assume conversion, exercise or contingent exercise of warrants, and securities as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

	Three months Ended
	March 31, 2016	March 31, 2015
Basic net loss per share:
Net loss attributable to common stockholders	$(200,463)	$(281,826)
Weighted-average common shares outstanding	194,190,407	111,684,629
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share:
Net loss attributable to common stockholders	$(200,463)	$(281,826)
Weighted-average common shares outstanding	194,190,407	111,684,629
Incremental shares attributable to the common stock equivalents	—	—
Total adjusted weighted-average shares	194,190,407	111,684,629
Diluted net loss per share	$(0.00)	$(0.00)

Note 6 Intangible Assets

Intangible assets consist of patents pending in the amount of $28,002 and $28,543 for the periods ended March 31, 2016 and December 31, 2015. The Company recorded amortization expense of $541 for the three months ended March 31, 2016 and 2015. There was no additional impairment expense for the three months ended March 31, 2016.

Note 7 Promissory Notes Payable

On January 7, 2013, the Company executed a demand promissory note, with a value of $110,000, with an unrelated party to convert unpaid legal fees to a promissory note. The note will bear interest at the rate of prime plus 1.0% per annum, with a default interest rate of prime plus 2%, shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. At various time during 2013 and 2014, the Company was notified that the unpaid principal and accrued interest on this note was assigned to other unrelated parties and concurrent with the assignments, the Company consented to add conversion rights to the new owner. Under the terms of the Securities and Settlement Agreements, the new owners can convert amounts due into shares of Class A Common Stock at a conversion price of $.00005 (subsequently changed to $.50 per the reverse stock split) per shares and the ownership cannot exceed 9.99% at any time. As of December 31, 2015, the holder of the note has fully liquidated the principal balance and accrued interest on this note through the assignments of the note to other unrelated parties.

On May 15, 2013 the Company executed a demand convertible promissory note, with a value of $110,788, with an unrelated party to convert unpaid legal fees into various promissory notes. The notes will bear interest at the rate of prime plus 1.0% per annum, with a default interest rate of prime plus 2%, shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. Under the terms of these promissory notes, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The note holder is limited from beneficially owning more than 4.99% of the issued and outstanding shares of the Company’s Class A Common Stock. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of March 31, 2016, the holder has assigned an aggregate of $64,941 of this note to other unrelated parties. As of March 31, 2016, the principal balance on this note was $45,846 and accrued interest is $12,064.

On August 14, 2013, the Company executed a demand convertible promissory note, with a value of $6,000, with unrelated party to secure additional funding for the Company’s financing. The note will bear interest at the rate of prime plus 1.0% per annum, with a default interest rate of prime plus 2%, shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts, with an aggregate of $50,509 was advanced by the holder and added to the principal of the note and shall accrue interest from the date of the advance. Under the terms of the promissory note, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The note holder is limited from beneficially owning more than 4.99% of the issued and outstanding shares of the Company’s Class A Common Stock. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of March 31, 2016, the principal balance on the note was $56,509 and accrued interest is $5,882.

On October 1, 2013 the Company executed a demand convertible promissory note, with a value of $90,000, with an unrelated party to convert unpaid legal fees into various promissory notes. The notes will bear interest at the rate of prime plus 1.0% per annum, with a default interest rate of prime plus 2%, shall accrue interest monthly on the unpaid balance and shall be paid annually. Additional amounts may be advanced by the holder and added to the principal of the note and accrue interest from the date of the advance. Under the terms of these promissory notes, at the option of the note holder, prepayment of principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The note holder is limited from beneficially owning more than 4.99% of the issued and outstanding shares of the Company’s Class A Common Stock. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. As of March 31, 2016, the principal balance on this note was $90,000 and accrued interest is $10,535.

At various times in 2013 and 2014, the Company consented to the assignments of the January 7, 2013 and the May 15, 2013 demand promissory notes, with an aggregate value of $118,000, to other unrelated parties. Pursuant to the terms of the various agreements, the new owners can convert amounts due into shares of Class A Common Stock at a conversion price of $.00005 (subsequently changed to $.50 per the reverse stock split) per shares and the ownership cannot exceed 9.99% at any time. During 2013 and 2014, the new owners converted $108,584 of this debt into approximately 10,136,371 (1,363,708,226 pre-reverse split plus 10,000,000 post split) shares of Class A Common Stock. As of March 31, 2016, the new owners still have an unpaid balance of $27,360, representing principal and accrued interest, of these notes.

On April 1, 2014, the Company executed an Original Issue Discount Convertible Promissory Note with an unrelated party to secure additional funding for the Company’s financing. The face amount of the note is $37,500 and the purchase price was $25,000. The debt discount of $12,500 was amortized monthly over the original term of the note. The note was due on March 28, 2015 and shall accrue late fees of 22% per annum on all overdue unpaid principal. After the maturity date, the holder of the note can convert amounts due for unpaid principal and accrued interest into shares of Class A Common Stock at a conversion price of $.00005 (subsequently changed to $.50 per the reverse stock split) per share and their ownership cannot exceed 4.99% at any time. As of March 31, 2016, the principal balance on the note was $37,500 and accrued interest was $8,340.

On January 15, 2015, the Company issued a 8% Convertible Redeemable Note to LG Capital Funding. Amounts due under this note are due on or before January 13, 2016. LG Capital Funding has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to sixty percent (60%) of the lowest closing bid price of the Common Stock during the twenty (20) trading days immediately preceding the Conversion Date. LG Capital Funding may not convert the note into shares of Class A Common Stock if such conversion would result in LG Capital Funding beneficially owning in excess of 9.9% of the then issued and outstanding shares of Class A Common Stock. During the three months ended March 31, 2016, the note holder converted $7,116 of debt and accrued interest into 35,420,651 shares of Class A Common Stock. As of March 31, 2016, the outstanding balance on this note was $72,200 and accrued interest was $9,587.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the LG Capital Funding note met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.00%; expected dividend yield: 0%: expected life: 1 years; and volatility: 332.49%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the conversion options as a liability of $128,588, recorded a debt discount of $78,750, and charged Other Expense - Loss on Valuation of Derivative for $49,838. For the three months ended March 31, 2016, the Company recorded a cumulative Loss on Valuation of Derivative in the amount of $43,544 on the fluctuation in the current market prices.

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

On March 19, 2015, the Company issued a 10% Convertible Promissory Note to Tangiers Investment Group. Amounts due under this note are due on or before March 18, 2017. Tangiers Investment Group has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to sixty percent (60%) of the lowest trading price of the Common Stock during the twenty (20) trading days immediately preceding the Conversion Date. Tangiers Investment Group may not convert the note into shares of Class A Common Stock if such conversion would result in the owners beneficially owning in excess of 9.99% of the then issued and outstanding shares of Class A Common Stock. During the three months ended March 31, 2016, the note holder converted $2,390 of debt into 19,916,667 shares of Class A Common Stock. As of March 31, 2016, the outstanding balance on this note was $52,610 and accrued interest was $5,696.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the Tangiers Investment Group notes met the criteria of an embedded derivative, and therefore the conversion feature of these debentures needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.00%; expected dividend yield: 0%: expected life: 2 years; and volatility: 308.61%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the aggregate conversion options as a liability of $234,143, recorded a debt discount of $110,394, and charged Other Expense - Loss on Valuation of Derivative for $123,749. For the three months ended March 31, 2016, the Company recorded a Loss on Valuation of Derivative in the amount of $28,507 on the fluctuation in the current market prices.

On December 15, 2015, the Company issued a 10% Convertible Note to JSJ Investments Inc. Amounts due under this note are due on or before December 15, 2016. JSJ Investments Inc. has the right to convert a portion or the entire outstanding principal into the Company's Class A Common Stock at a Conversion Price equal to 46% discount to the lowest trading price during the twenty (20) trading days to the date of Conversion. JSJ Investments Inc. may not convert the note into shares of Class A Common Stock if such conversion would result in the owners beneficially owning in excess of 4.99% of the then issued and outstanding shares of Class A Common Stock. As of March 31, 2016, the outstanding balance on this note was $12,500 and accrued interest was $366.

In accordance with ASC 815, "Derivatives and Hedging", the Company determined that the conversion feature of the JSJ Investments Inc. note met the criteria of an embedded derivative, and therefore the conversion feature of this debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.00%; expected dividend yield: 0%: expected life: 1 years; and volatility: 197.44%. The accounting guidance instructs that the conversion options are a derivative liability. As such, on the issue date, the Company recorded the conversion options as a liability of $26,464, recorded a debt discount of $12,500, and charged Other Expense - Loss on Valuation of Derivative for $13,964. For the three months ended March 31, 2015, the Company recorded an additional Loss on Valuation of Derivative in the amount of $7,874 on the fluctuation in the current market prices.

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

The Company entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash. For the three months ended March 31, 2016, Mr. Mahoney drew $3,000 of his salary and the remainder was accrued to deferred compensation.

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. On August 28, 2014, the Company converted $148,396 of deferred compensation into 148,396 shares of Class B Common Stock. On September 15, 2014, the Company received a forgiveness of debt in the amount of $500,000 from Mr. Mahoney. As of March 31, 2016 and December 31, 2015, total deferred compensation and accrued interest due to Mr. Mahoney was $840,536 and $785,314 respectively.

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

d.   Series A 3% Preferred Stock is convertible, at the option of the holder with the consent of the Corporation, at any tim after the date of issuance of such share into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Series A Initial Value, as may be adjusted from time to time, by the Conversion Price applicable to such share. The "Conversion Price” per share shall be calculated as the closing bid price of the Class A Common stock on the last trading day immediately prior to the date that the Notice of Conversion is tendered to the Corporation, subject to certain adjustments.

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

As of March 31, 2016 and December 31, 2015, 2663.444 shares were issued and 762.156 shares of Series A 3% Preferred Stock are outstanding.

As of March 31, 2016 and December 31, 2015 dividends in arrears amounted to $507,867 and $490,406, respectively.

b)        Class A Common Stock

As of March 31, 2016, there are 10,000,000,000 shares of Class A Common Stock authorized, no par value, and 239,342,349 shares were issued and outstanding.

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

During the three months ended March 31, 2016, the Company issued the following shares of Class A Common stock:

a)   The Company issued an aggregate of 55,337,318 shares of Class A Common Stock upon the conversion of $9,506 of debt owed to various debtors of the Company pursuant to various Assignment of Debt Agreements and Convertible Promissory Notes. The market value of the shares was $20,974. The difference between the market value and the debt reduction of $11,468 was charged to settlement expense.

During the three months ended March 31, 2015, the Company issued the following shares of Class A Common stock:

a)   The Company issued an aggregate of 430,849 shares of Class A Common Stock upon the conversion of $5,000 of debt owed to a debtor of the Company pursuant to an Assignment of Debt Agreements. The market value of the shares was $12,020. The difference between the market value and the debt reduction of $7,020 was charged to settlement expense.

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

c)        Class B Common Stock

As of March 31, 2016, there are 50,000,000 shares of Class B Common Stock authorized, par value of $.01 per share, 263,421 shares issued and 134,410 shares outstanding.  Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. On July 27, 2009, the Company amended its Certificate of Incorporation as follows: a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price that B Green Innovations, Inc. had ever issued its Class A Common Stock. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Previously, each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. In February 2011, the Board of Directors authorized the Company to buyback up to 115,025 shares of Class B common stock at $1.00 per share. During the year ended December 31, 2012, the Company repurchased 39,237 shares of its Class B Common Stock at $1.00 per share which is the same price that it was purchased by the related party. During the year ended December 31, 2015, the Company converted $148,396 of deferred compensation into 148,396 shares of Class B Common Stock and converted 60,000 shares of Class B common stock into 1,200,000 shares of Class A common stock.

d)        Class C Common Stock

As of March 31, 2016, there are 20,000,000 shares of Class C Common Stock authorized, par value $.01 per share.  Each holder of Class C Common Stock is entitled to 1,000 votes for each share held of record. Shares of Class C Common Stock are not convertible into Class A Common Stock. Upon liquidation, dissolution or wind-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. As of March 31, 2016, no shares were issued or outstanding.

Note 11 Equity Subscriptions

Equity Subscription Agreements

During the years ended December 31, 2014 and 2015, the Company executed several Equity Subscription Agreements with unrelated parties to provide addition funding for the Company. Pursuant to the terms of the agreements, the Company is required to issue one share of Class A common stock for each dollar invested by the purchasers and the shares will contain a restrictive legend until the shares can be sold pursuant to Rule 144 without any restrictions. As of March 31, 2016, the Company has received subscriptions for 81,570 shares of Class A common stock.

Note 12 Stock Options

During 2005, the Company adopted the 2005 Stock Incentive Plan and the 2005 Directors’ and Officers’ Stock Incentive Plan (“Plan”) in order to attract and retain qualified personnel.  Under the Plan, the Board of Directors, in its discretion may grant stock options (either incentive or non-qualified stock options) to officers, directors and employees.  The Company has not issued any stock options as of March 31, 2016.

Note 13 Subsequent Events

During the months of April 2016 and May 2016, the Company issued an aggregate of 97,011,972 shares of Class A common stock with a fair value of $26,812 for conversion of debt valued of $5,790.

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are:  changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10−K for the fiscal year ended December 31, 2015 entitled “Risk Factors”.

Results of Operations

Total sales decreased $7,646 (37.8%) for the three months ended March 31, 2016, as compared to the same period in the prior year. This decrease is primarily attributed to the lower demand for our core product ”vibe-away” as we fulfill the market demand. We are unable to sustain any consistent demand for our new products such as the sock pocket product. The Company continues to evaluate additional products to add to its product line as well as expanding its distribution channels.

Gross profit decreased $3,010 (32.5%) for the three months ended March 31, 2016, as compared to the same period in the prior year. This decrease was primarily the result the decreased volume of the “green” products.

Total selling, general and administrative expenses decreased $41,841 (31%) for the three months ended March 31, 2016, as compared to the same period in the prior year. This decrease was primarily the result of decreases in consulting and legal fees as compared to the prior year when the company was closing on the new debt instruments. The company continues to curtail spending to conserve cash during this period of declining revenues.

For the three months ended March 31, 2016 and 2015, the Company had losses from operations of $86,886 and $125,717, respectively.

Total other expense decreased $42,532 for the three months ended March 31, 2016 primarily from decreases in amortization of debt discount and losses on changes in valuation of derivatives and higher settlement expenses on debt to stock conversions.

The net losses for the three months ended March 31, 2016 decreased $81,363 primarily from the lower non-cash costs associated with the accounting for the derivative liabilities and decreases in operating expenses offset by lower gross margins.

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

During the three months ended March 31, 2016, the Company had a net decrease in cash of $32,908.  The Company’s principal sources and uses of funds were as follows:

Cash (used in) operating activities. The Company used $32,908 in cash from operating activities for the three months ended March 31, 2016. Management carefully manages the cash account while facing lower billable sales.

Cash provided financing activities. The Company had no new debt financing activities for the three months ended March 31, 2016.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2016.

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

Off Balance Sheet Arrangements

During the three months ended March 31, 2016, the Company did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities nor do they have any commitment or intent to provide additional funding to any such entities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2016.

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

B GREEN INNOVATIONS, INC.

Date: May 16, 2016	By:	/s/ Jerome Mahoney
Jerome Mahoney
President, Chief Executive Officer and
Chief Financial Officer

