Form 10-Q
period 2016-06-30
024 Pharma, Inc.
filed 2016-10-26
CIK 1307969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-120490

B GREEN INNOVATIONS, INC.

(Exact name of the Registrant as specified in Charter)

New Jersey	20-1862731
(State of Incorporation)	(I.R.S. Employer ID Number)

224 Datura Street, West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 336,354,321 shares of Class A Common stock, no par value per share, and 134,410 shares of Class B common, par value of $.01 per share, as of October 20, 2016.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

B GREEN INNOVATIONS, INC.

CONDENSED BALANCE SHEET

(Unaudited)

June 30, 2016
ASSETS
Current
Cash	$17,462.87
Harmonized sales tax recoverable	32,962.42
Due from related companies	5,431.85
Total Current Assets	55,857.14

Equipment	3,575.15

Total Assets	$59,432.29

LIABILITIES

Current
Accounts payable and accrued charges	$9,890.00
Accrued management salaries	5,750.00
Income taxes payable	8,937.31
Advances from shareholder	3,655.25
Total Current Liabilities	$28,232.56

SHAREHOLDERS’ EQUITY

Share Capital	0.30
Retained Earnings	31,199.44
Total Shareholders’ Equity	31,199.74
Total Liabilities and Shareholders’ Equity	$59,432.30

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

For the Six Months ended June 30, 2016
Sales	$343,610.11
Cost of Sales	218,035.26
Gross Profit	$125,574.85

Expenses
Shipping costs	40,305.23
Selling expenses	11,333.77
Advertising and promotion	16,008.72
Management bonus	5,750.00
Salaries and benefits	3,561.21
Occupancy costs	3,470.73
Subcontracts	2,524.37
Repairs and maintenance	623.33
Travel	580.43
Office and general	549.70
Professional fees	505.74
Vehicle expense	65.95
Telephone and telecommunications	63.54
Interest and bank charges	28.89
Amortization	578.51
85,950.11

Earnings Before Income Taxes	39,624.72
Provision for income taxes	8,937.31

Net Earnings	$30,687.41

See accompanying notes to condensed financial statements.

4

B GREEN INNOVATIONS, INC.

CONDENSED STATEMENT OF RETAINED EARNING

(Unaudited)

For the Six Months Ended June 30, 2016
Retained Earnings (Deficit) - Beginning of Year	$512.04
Net Earning - End of Year	30,687.41
Retained Earnings End of Period	$31,199.44

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

On October 8, 2016, the Registrant’s Board of Directors, acting pursuant to its Amended Articles of Incorporation, unanimously approved to change the name of the Registrant from B Green Innovations, Inc. to 024 Pharma, Inc. by amending Article One of the Registrant’s Articles of Incorporation. The purpose of the name change is to more fully encapsulate the Registrant’s current operations and business direction. The New Jersey Secretary of State, effective October 12, 2016, processed the name change and the Registrant has filed for a symbol change with the Financial Industry Regulatory Authority (“FINRA”). The Company will also obtain a new CUSIP number in connection with the name change.

Note 2 Business Operations

024 Pharma, Inc. provides the best nutrition in every area that matters. From vitamin and mineral supplements, stress release, joint and heart health, and weight-loss products, skin care, healthy hair and anti-aging.

024 Pharma, Inc. gives you what you need to create healthier lives for you and your family.

024 Pharma, Inc. is known in the international market for its unique global shareholders system. Company promotes the concept of "People-oriented, Just and Equitable" which received high appraisal from the majority of the personage from the industry. Everyone can join and become a shareholder. Everyone can share the return on 024's Pharma, Inc's investment. 024 Pharma, Inc. is destined to become the most influential and competitive shareholders group.

024 Pharma’s premium quality products do more than improve people’s health—they transform their lives. Sourced, manufactured and tested against the most rigorous quality standards, our unique product portfolio delivers more than over 220 personalized solutions to optimize your health.

Company’s staff science team formulates products with a relentless commitment to ingredient purity and potency. That’s why customers trust theirr products to deliver proven, repeatable results.

024 Pharma make and package products in their own facility, under conditions and guidelines that meet the most stringent global regulations.

Outfitted with state-of-the-art instrumentation and combining the skills of accomplished scientists, researchers and medical professionals, our research lab creates a unique environment in which to pursue scientific discovery and advancement, and it is the hub of our product development and testing.

Note 3 Going Concern

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

Management plans to increase the development, manufacture, and distribution of products to generate a positive cash flow.

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

c)    Revenue Recognition

In addition to cash flow generated from sale of natural supplements such as:

•	Diabetes
•	Lung cleanse
•	Seal oil
•	Prostate
•	Stress less

Company intends to produce the “health phone” that will significantly increase demand in their product and enlarge the product purchase. Clients will be able to purchase products through this smartphone and it contains application that measure heartbeat, calories, fat, excises schedule etc. The most important thing is that clients will have this option to talk to health specialists.

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

e)    Research and Development Costs

Research and development costs are charged to expense when incurred. The Company has not incurred any research and development costs for the six months ended June 30, 2016.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. The Company has incurred advertising costs for the six months ended June 30, 2016 and it counts $16,008.72 USD.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2016 and December 31, 2015. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

h)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of June 30, 2016 the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)    Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2016 and December 31, 2015 is adequate.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the three months ended June 30, 2016 and 2015, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of June 30, 2016 and December 31, 2015.

m)     Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of June 30, 2016 and December 31, 2015 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the debt approximates its carrying value at the stated discount rate of the debt to reflect recent market conditions.

n)     Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the six months ended June 30, 2016 and 2015.

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

Results of Operations

Total sales increased $ 305,147.11 (793.3%) for the six months ended June 30, 2016, as compared to the same period in the prior year. This increase is caused by the company management and business model change. The Company continues to evaluate additional products to add to its product line as well as expanding its distribution channels.

Gross profit increased $105,802.85 (535.11%) for the six months ended June 30, 2016, as compared to the same period in the prior year. This increase is caused by the company management and business model change.

Total selling, general and administrative expenses decreased $ 170,253.00 (33.54%) for the six months ended June 30, 2016, as compared to the same period in the prior year. This decrease was primarily the result of decreases in consulting and legal fees as compared to the prior year when the company was closing on the new debt instruments. The company continues to curtail spending to conserve cash during this period of declining revenues.

For the six months ended June 30, 2016, the Company had earnings from operations of $ 30,687.

Total other expense decreased $ 170,253 for the six months ended June, 2016 as compared to the same period in the prior year, primarily from decreases in amortization of debt discount and losses on changes in valuation of derivatives and higher settlement expenses on debt to stock conversions.

The net earnings for the six months ended June 30, 2016 increased by $30,687, as compared to the same period in the prior year, primarily from the implementing of new product line, business model.

Liquidity and Capital Resources

During the six months ended June 30, 2016, the Company had a net increase in cash of $30,687.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2016.

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

Revenue Recognition

For natural supplements, revenues are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists.

Off Balance Sheet Arrangements

During the six months ended June 30, 2016, the Company did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities nor do they have any commitment or intent to provide additional funding to any such entities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2016.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 6.  Exhibits

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B GREEN INNOVATIONS, INC.

Date: October 26, 2016	By:	/s/ Miro Zecevic
Miro Zecevic
Chief Executive Officer and
Chief Financial Officer

