Form 10-Q
period 2016-09-30
024 Pharma, Inc.
filed 2016-10-26
CIK 1307969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 336,354,321 shares of Class A Common stock, no par value per share, and 134,410 shares of Class B common, par value of $.01 per share, as of October 26, 2016.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

B GREEN INNOVATIONS, INC.

CONDENSED BALANCE SHEET

(Unaudited)

September 30, 2016
ASSETS
Current
Cash	$20,955.44
Harmonized sales tax recoverable	39,554.91
Due from related companies	6,518.22
67,028.57
Equipment
4,290.18
$71,318.75
LIABILITIES
Current
Accounts payable and accrued charges	$11,868.00
Accrued management salaries	6,900.00
Income taxes payable	10,724.77
Advances from shareholder	4,386.30
$33,879.07
SHAREHOLDER'S EQUITY

Share Capital	0.40
Retained Earnings	37,439.33
37,439.73
$71,318.80

See accompanying notes to condensed financial statements.

B GREEN INNOVATIONS, INC.

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

For the Nine Months Ended September 30, 2016
Sales	$412,332.13
Cost of Sales	261,642.31
Gross Profit	$150,689.82

Expenses
Shipping costs	48,366.27
Selling expenses	13,600.52
Advertising and promotion	19,210.46
Management bonus	6,900.00
Salaries and benefits	4,273.45
Occupancy costs	4,164.87
Subcontracts	3,029.24
Repairs and maintenance	747.99
Travel	696.52
Office and general	659.64
Professional fees	606.89
Vehicle expense	79.14
Telephone and telecommunications	76.25
Interest and bank charges	34.67
Amortization	694.21
103,140.13

Earnings Before Income Taxes	47,549.66
Provision for income taxes	10,724.77

Net Earnings	$36,824.89

See accompanying notes to condensed financial statements.

4

B GREEN INNOVATIONS, INC.

CONDENSED STATEMENT OF RETAINED EARNING

(Unaudited)

For the Nine Months Ended September 30, 2016
Retained Earnings (Deficit) - Beginning of Year	$614.45
Net Earnings	36,824.89
Retained Earnings End of Period	$37,439.34

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

e)    Research and Development Costs

Research and development costs are charged to expense when incurred. The Company has not incurred any research and development costs for the nine months ended September 30, 2016.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. The Company has incurred advertising costs for the nine months ended September 30, 2016 and it counts $19,210.46 USD.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2016 and December 31, 2015. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

h)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of September 30, 2016 the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)    Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of September 30, 2016 and December 31, 2015 is adequate.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the three and nine months ended September 30, 2016 and 2015, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of September 30, 2016 and December 31, 2015.

m)     Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of September 30, 2016 and December 31, 2015 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the debt approximates its carrying value at the stated discount rate of the debt to reflect recent market conditions.

n)     Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the three and nine months ended September 30, 2016 and 2015.

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

Results of Operations

Total sales increased $ 360,871.13 (701.25%) for the nine months ended September 30, 2016, as compared to the same period in the prior year. This increase is caused by the company business expansion strategy. The Company continues to evaluate additional products to add to its product line as well as expanding its distribution channels.

Gross profit increased $ 123,535.82 (454.94%) for the nine months ended September 30, 2016, as compared to the same period in the prior year. This increase is caused by the company management and business model change.

Total selling, general and administrative expenses decreased $ 265,207.87 (72%) for the nine months ended September 30, 2016, as compared to the same period in the prior year. This decrease was primarily the result of decreases in consulting and legal fees as compared to the prior year when the company was closing on the new debt instruments. The company continues to curtail spending to conserve cash during this period of declining revenues.

For the nine months ended September 30, 2016 and 2015, the Company had earnings from operations of $ 36,824.89.

Total other expense decreased $ 170,253.00 for the nine months ended September, 2016 as compared to the same period in the prior year, primarily from decreases in amortization of debt discount and losses on changes in valuation of derivatives and higher settlement expenses on debt to stock conversions.

The net earnings for the nine months ended September 30, 2016 increased by $ 36,824.89, as compared to the same period in the prior year, primarily from the implementing of new product line, business model.

Liquidity and Capital Resources

During the nine months ended September 30, 2016, the Company had a net increase in cash of $36,824.89.

 There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2016.

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

Off Balance Sheet Arrangements

During the nine months ended September 30, 2016, the Company did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities nor do they have any commitment or intent to provide additional funding to any such entities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2016.

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

