Form 10-K
period 2016-12-31
024 Pharma, Inc.
filed 2017-03-24
CIK 1307969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-120490

024 PHARMA, INC.

(Exact name of the Registrant as specified in Charter)

New Jersey	20-1862731
(State of Incorporation)	(I.R.S. Employer ID Number)

224 Datura Street, West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone No. including Area Code: 561-570-4301

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

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

024 PHARMA, INC.
CONDENSED BALANCE SHEET

(Unaudited)

December 31, 2016
ASSETS
Current
Cash	$150,274
Accounts receivable	288,283
Prepaid deposit	144,038
Due from related companies	213,953
Total Current Assets	796,548

Fixed assets	43,281

Total Assets	$839,829

LIABILITIES

Current
Accounts payable	$15,542
Advances from shareholder	65,252
Total Current Liabilities	$80,794

SHAREHOLDERS’ EQUITY

Share Capital	1
Retained Earnings	759,034
Total Shareholders’ Equity	759,035
Total Liabilities and Shareholders’ Equity	$839,829

See accompanying notes to condensed financial statements.

024 PHARMA, INC.

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

For the Year ended December 31, 2016
Sales	$1,079,541
Cost of Sales	174,426
Gross Profit	$905,115

Expenses
Shipping costs	115,594
Web design	11,553
Advertising and promotion	42,431
Wages and salaries	67,696
Occupancy costs	16,666
Subcontracts	646
Repairs and maintenance	1,529
Travel	1,564
Meals and entertainment	231
Office and general	719
Professional fees	7,933
Printing fee	10,816
Vehicle expense	892
Telephone and telecommunications	634
Interest and bank charges	308
Insurance	802
Utilities	4,061
284,075

Earnings Before Income Taxes	621,040
Provision for income taxes	–

Net Earnings	$621,040

See accompanying notes to condensed financial statements.

4

024 PHARMA, INC.

CONDENSED STATEMENT OF RETAINED EARNING

(Unaudited)

For the Year Ended December 31, 2016
Retained Earnings (Deficit) - Beginning of Year	$137,994
Net Earnings	621,040
Retained Earnings End of Period	$759,034

See accompanying notes to condensed financial statements.

024 PHARMA, INC.

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

Company’s staff science team formulates products with a relentless commitment to ingredient purity and potency. That’s why customers trust their products to deliver proven, repeatable results.

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

e)    Research and Development Costs

Research and development costs are charged to expense when incurred. The Company has not incurred any research and development costs for the year ended December 31, 2016.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. The Company has incurred advertising costs for the year ended December 31, 2016 and it counts $42,431 USD.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2016 and December 31, 2015. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

h)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of December 31, 2016 the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)    Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2016 and December 31, 2015 is adequate.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2016 and 2015, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2016 and December 31, 2015.

m)     Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of December 31, 2016 and December 31, 2015 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the debt approximates its carrying value at the stated discount rate of the debt to reflect recent market conditions.

n)     Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the years ended December 31, 2016 and 2015.

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

Results of Operations

Total sales increased $1,014,833 (1568.33%) for the year ended December 31, 2016, as compared to the same period in the prior year. This increase is caused by the company business expansion strategy. The Company continues to evaluate additional products to add to its product line as well as expanding its distribution channels.

Gross profit increased $ 905,115 (2652.11%) for the year ended December 31, 2016, as compared to the same period in the prior year. This increase is caused by the company management and business model change.

Total selling, general and administrative expenses decreased $212,898 (- 42.84%) for the year ended December 31, 2016, as compared to the same period in the prior year. This decrease was primarily the result of decreases in consulting and legal fees as compared to the prior year when the company was closing on the new debt instruments. The company continues to curtail spending to conserve cash during this period of declining revenues.

For the year ended December 31, 2016 and 2015, the Company had earnings from operations of $621,040.

Total other expense decreased $ 388,589 for the year ended December 31, 2016 as compared to the same period in the prior year, primarily from decreases in amortization of debt discount and losses on changes in valuation of derivatives and higher settlement expenses on debt to stock conversions.

The net earnings for the year ended December 31, 2016 increased by $1,474,532, as compared to the same period in the prior year, primarily from the implementing of new product line, business model.

Liquidity and Capital Resources

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2016.

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

B GREEN INNOVATIONS, INC.

Date: March 24, 2017	By:	/s/ Miro Zecevic
Miro Zecevic
Chief Executive Officer and
Chief Financial Officer

