Form 10-Q
period 2017-03-31
024 Pharma, Inc.
filed 2017-04-11
CIK 1307969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 336,354,321 shares of Class A Common stock, no par value per share, and 134,410 shares of Class B common, par value of $.01 per share, as of April 7, 2017.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

024 PHARMA, INC.

CONDENSED BALANCE SHEET

(Unaudited)

March 31, 2017
ASSETS
Current
Cash	$6,025
Harmonized sales tax recoverable	11,372
Due from related companies	1,874
19,271
Equipment
4,290
$23,561
LIABILITIES
Current
Accounts payable and accrued charges	$3,412
Accrued management salaries	1,984
Income taxes payable	3,083
Advances from shareholder	1,261
$9,740
SHAREHOLDER'S EQUITY

Share Capital	1
Retained Earnings	36,507
Additional paid in capital	(22,687)
Total Shareholders’ Equity	13,821
Total Liabilities and Shareholders’ Equity	$23,561

See accompanying notes to condensed financial statements.

024 PHARMA, INC.

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

For the Three Months Ended March 31, 2017
Sales	$118,545
Cost of Sales	75,222
Gross Profit	$43,323

Expenses
Shipping costs	10,278
Web Design	2,890
Advertising and promotion	4,082
Wages and salaries	1,466
Occupancy costs	908
Subcontracts	885
Repairs and maintenance	644
Travel	159
Meals and entertainment	148
Office and general	561
Professional fees	129
Printing fee	17
Vehicle expense	16
Telephone and telecommunications	7
Interest and bank charges	148
Insurance	21,917
44,255

Earnings Before Income Taxes	(932)
Provision for income taxes	–

Net Earnings	$(932)

See accompanying notes to condensed financial statements.

4

024 PHARMA, INC.

CONDENSED STATEMENT OF RETAINED EARNING

(Unaudited)

For the Three Months Ended March 31, 2017
Retained Earnings (Deficit) - Beginning of Year	$37,439
Net Earnings	(932)
Retained Earnings End of Period	$36,507

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

e)    Research and Development Costs

Research and development costs are charged to expense when incurred. The Company has not incurred any research and development costs for the three months ended March, 31, 2017.

f)    Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. The Company has incurred advertising costs for the three months ended March, 31, 2017 and it counts $19,210.46 USD.

g)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at March, 31, 2017 and December 31, 2015. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

h)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of March, 31, 2017 the Company believes it has no significant risk related to its concentration within its accounts receivable.

j)    Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of March, 31, 2017 and December 31, 2015 is adequate.

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

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the three and three months ended March, 31, 2017 and 2015, the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of March, 31, 2017 and December 31, 2015.

m)     Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of March, 31, 2017 and December 31, 2015 for cash and cash equivalents, marketable securities, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of the debt approximates its carrying value at the stated discount rate of the debt to reflect recent market conditions.

n)     Long-Lived Assets

The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses were recognized for the three and three months ended March, 31, 2017 and 2015.

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10−K for the fiscal year ended December 31, 2016 entitled “Risk Factors”.

Results of Operations

Total sales decreased $ 118,545.49 (71.25%) for the three months ended March, 31, 2017, as compared to the same period in the prior year. This increase is caused by the company business expansion strategy. The Company continues to evaluate additional products to add to its product line as well as expanding its distribution channels.

Gross profit decreased $ 43,323.32 (71.25%) for the three months ended March, 31, 2017, as compared to the same period in the prior year. This increase is caused by the company management and business model change.

Total selling, general and administrative expenses decreased $ 186,420.15 (28.75%) for the three months ended March, 31, 2017, as compared to the same period in the prior year. This decrease was primarily the result of decreases in consulting and legal fees as compared to the prior year when the company was closing on the new debt instruments. The company continues to curtail spending to conserve cash during this period of declining revenues.

For the three months ended March, 31, 2017 and 2016, the Company had earnings from operations of $ 36,507.58.

Total other expense decreased $ 58,885.05 for the three months ended March, 2017 as compared to the same period in the prior year, primarily from decreases in amortization of debt discount and losses on changes in valuation of derivatives and higher settlement expenses on debt to stock conversions.

The net earnings for the three months ended March, 31, 2017 increased by $ 23,931.58, as compared to the same period in the prior year, primarily from the implementing of new product line, business model.

Liquidity and Capital Resources

During the three months ended March, 31, 2017, the Company had a net increase in cash of $36,507.58.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March, 31, 2017.

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

Off Balance Sheet Arrangements

During the three months ended March, 31, 2017, the Company did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities nor do they have any commitment or intent to provide additional funding to any such entities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March, 31, 2017.

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

024 PHARMA, INC.

Date: April 11, 2017	By:	/s/ Miro Zecevic
Miro Zecevic
Chief Executive Officer and
Chief Financial Officer

