Form 10-Q/A
period 2017-03-31
024 Pharma, Inc.
filed 2017-05-11
CIK 1307969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. Other changes have been made to the Form 10-Q, as originally filed on April 11, 2017.

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

5

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

On March 30, 2017 the Board of Directors and shareholders through written consent representing a majority of the total voting Class A and Class B Common stock voted to purchase the assets of a UK co 024 Pharma and Belize SPC Corp The Buddy Joe Company. The assets were amalgamated in the SPC Belize company.

On May 5 2017 the Company sold off its Canadian operations of pharma business in a numbered Ontario Company and became a holding parent company of all 024 Pharma Divisions.

The Company reports its revenues on a global consolidated basis.

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

024 PHARMA, INC.

Date: May 10, 2017	By:	/s/ Miro Zecevic
Miro Zecevic
Chief Executive Officer and
Chief Financial Officer

